Form 10QSB
period 2004-03-31
TREATY OAK BANCORP INC
filed 2004-05-18
CIK 1276130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:           -

Treaty Oak Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Texas
(State or other jurisdiction of corporation or organization)

20-0413144
(I.R.S. Employer Identification Number)

3811 Bee Cave Road, Suite 209, Austin, Texas 78746
(Address of Principal Executive Offices) (Zip Code)

(512) 617-3600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business of May 1, 2004.

$0.01 Par Value Common Stock	1,040,000 shares

Transitional Small Business Disclosure Format (Check one):	Yes	☐	No	☒

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2004

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at March 31, 2004 and September 30, 2003 (unaudited)

Consolidated Statements of Operations for the Three-Month and Six-Month Periods ended March 31, 2003, and 2004 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the Six-Month Periods ended March 31, 2003, and 2004 (unaudited)

Consolidated Statements of Cash Flows for the Period from November 1, 2002 to March 31, 2003, and the Six-Month Period ended March 31, 2004 (unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

This Form 10-QSB contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Treaty Oak Bancorp, Inc. that are subject to various factors, which could cause actual results to differ materially from those estimates.  Factors that could influence the estimates include changes in the national, regional and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

i

Part I	Financial Information
Item 1.	Financial Statements

Treaty Oak Bancorp, Inc., and Subsidiaries

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)

	March 31, 2004	September 30, 2003
	(Unaudited)	(Unaudited)
ASSETS
Cash and due from banks	$648	$—
Interest bearing deposits in banks	4	—
Federal funds sold	1,100	—
Total cash and cash equivalents	1,752	—

Securities available for sale, at fair value	89	—
Securities held to maturity	411	—
Investment in Federal Home Loan Bank stock	209	—
Loans receivable, net of allowance for loan losses	8,409	—
Premises and equipment, net	471	—
Accrued interest receivable	187	—
Deferred stock issuance costs	691	—
Goodwill	1,161	—
Other assets	172	—

Total Assets	$13,552	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$2,257	$—
NOW, money market and savings deposits	1,535	—
Time deposits	5,325	—
Total Deposits	9,117	—

Federal Home Loan Bank borrowings	700	—
Accrued interest payable	14	—
Due to related party	631	—
Notes payable - acquisition of Texline State Bank	1,019	—
Note payable to related party	500	—
Other liabilities	186	—
Total Liabilities	12,167	—

SHAREHOLDERS’ EQUITY

Common stock, $0.01 par value; 20,000,000 shares authorized; 1,040,000 issued and outstanding	10	—
Additional paid-in capital	2,352	218
Deficit accumulated during development stage	(977)	(218)
Total shareholders’ equity	1,385	—

Total liabilities and shareholders’ equity	$13,552	$—

Treaty Oak Bancorp, Inc., and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Dollars in Thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003	Cumulative Since Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income:
Interest and fees on loans	$46	$—	$46	$—	$46
Interest on securities:
U.S. government and agencies	1	—	1	—	1
State and political subdivisions
Interest on federal funds sold	—	—	—	—	—
Interest on deposits in other financial institutions and other	2	—	2	—	2

Total interest income	49	—	49	—	49

Interest Expense:
Savings and interest-bearing demand deposits	1	—	1	—	1
Time deposits	6	—	6	—	6
Federal funds purchased and other borrowings	5	—	5	—	5

Total interest expense	12	—	12	—	12

Net interest income	37	—	37	—	37

Provision for loan losses	—	—	—	—	—

Net interest income after provision for loan losses
	37	—	37	—	37

Noninterest Income
Service charges on deposit accounts	5	—	5	—	5
Other operating income	—	—	—	—	—

Total noninterest income	5	—	5	—	5

Noninterest Expense
Salaries and benefits	110	—	443	—	443
Occupancy expense	3	—	3	—	3
Acquisition related costs	84	30	156	100	345
Other operating expense	91	—	199	—	228

Total noninterest expense	288	30	801	100	1,019

Net Loss	$(246)	$(30)	$(759)	$(100)	$(977)

Loss Per Share - basic and diluted	$(0.24)	$(0.03)	$(0.74)	$(0.10)	$(0.98)

Weighted average shares outstanding - basic and diluted	1,040,000	1,000,000	1,020,290	1,000,000	1,000,000

Treaty Oak Bancorp, Inc., and Subsidiaries

(A Development Stage Enterprise)

Statement of Changes in Shareholders’ Equity (unaudited)

(Dollars in Thousands, except share amounts)

			Additional paid-in capital	Deficit accumulated during development stage	Total

	Common Stock
	Shares	Amount

Contribution of pre-opening expenses incurred by organizing shareholder on behalf of the Company	—	$—	$218	$—	$218
					—
Net loss				(218)	(218)
					—
Balances at September 30, 2003	—	$—	$218	$(218)	$—
					—
Initial capital contribution from organizing shareholder - unaudited	1,000,000	10	1,677	—	1,687
Sale of Common stock - unaudited	40,000	—	—		—
Contribution of pre-opening expenses incurred by organizing shareholder on behalf of the Company unaudited			124		124
Non-cash stock-based compensation - unaudited			333		333
					—
Net loss - unaudited				(759)	(759)

Balances at March 31, 2004 (unaudited)	1,040,000	$10	$2,352	$(977)	$1,385

See Notes to Financial Statements.

Treaty Oak Bancorp, Inc., and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements Of Cash Flows

(Dollars In Thousands)

	Six months ended March 31, 2004	Period from November 1, 2002 to March 31, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(759)	$(100)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	332
Non-cash pre-opening expenses incurred by majority shareholder on behalf of the Company	320	100
Depreciation and amortization	3
Net amortization on securities	3
Changes in operating assets and liabilities, net of acquisition
Accrued interest receivable	(1)
Other assets	(83)
Accrued interest payable	1
Other liabilities	184

Net cash used in operating activities	—	—

Cash flows from investing activities:
Initial capital contribution of majority shareholder	1,200
Proceeds from sale of common stock	1
Cash paid for acquisition of Texline State Bank, net of cash received	(324)
Proceeds from sale of other real estate	10
Net decrease in loans	131
Purchases of premises and equipment	—
Purchase of Federal Home Loan Bank stock	(1)

Net cash provided by investing activities	1,017	—

Cash flows from financing activities:
Net increase in deposits	235
Net increase in notes payable	500

Net cash provided by financing activities	735	—

Net increase in cash and cash equivalents	1,752	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$1,752	$—

Supplemental disclosures of cash flow information:
Contribution of deferred stock issuance costs	$690	$—
Contribution of direct acquisition costs - Texline State Bank	$217	$—
Contribution of deposit on Texline State Bank	$50	$—
Cash interest paid	$6	$—

Acquisition of Texline State Bank
Assets acquired	10,940	—
Liabilities assumed	(9,597)	—
Notes payable on acquisition	(1,019)	—
Cash paid, net of cash received	324	—

Treaty Oak Bancorp, Inc., and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 1: Description of Business

General.  Treaty Oak Bancorp, Inc., (the “Holding Company”) is a bank holding company which owns 97.97% of the outstanding stock of Texline State Bank (the “Bank”), which was acquired by the Holding Company on March 9, 2004.  The Bank is a state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation.  The Bank provides a variety of banking services to individuals and business located primarily in Dallham County, Texas.  The Holding Company’s primary business activity is the operation of the Bank, and currently operates only one reportable industry segment: banking; however, the Bank owns a currently inactive subsidiary insurance agency.  Collectively the entities are referred to as the “Company”.

The Company’s fiscal year end is September 30.

Note 2:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles.  In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made.  The results for the interim periods are not necessarily indicative of the results to be expected for the entire year or any other interim period.

Note 3.  Initial Capitalization

On December 8, 2003, Treaty Oak Holdings, Inc. (“Treaty Oak Holdings”) contributed cash of $250,000, a receivable of $950,000 (which was paid on December 22, 2003) and other assets of $486,688 in exchange for 1,000,000 shares of the Company’s common stock, which represented 96% of the issued and outstanding shares of the Company’s common stock.

Prior to the formation of the Company, certain pre-opening expenses were incurred by its organizing shareholder for the Company’s benefit.  These costs, which amounted to $123,896 and $218,350 for the period from October 1, 2003, to December 8, 2003, and the year ended September 30, 2003, respectively, and have been reflected in the Company’s statements of operations for the respective periods and as contributions to additional paid-in capital.

On December 8, 2003, the Company issued 40,000 shares of its common stock to four individuals for $0.02 per share, in cash, and other consideration and recognized compensation expense in the amount of $332,400 during the period from October 1, 2003, to December 8, 2003.

Note 4.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and held in banks, money-market funds and other investments with maturities of three months or less, when purchased.

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes.  Under the liability method, deferred income tax assets and liabilities are calculated based on the difference between the financial statements and tax basis of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.  An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method.  Accordingly, compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at date of grant over the exercise price.

The Company accounts for stock-based compensation to non-employees at fair value.

Deferred Stock Issuance Costs

Deferred stock issuance costs represent costs incurred in connection with the Company’s proposed offering.  Proceeds from the offering will be reduced by these costs.  In the event the offering is not consummated, these costs will be reflected as expenses.

Securities Available for Sale

Securities classified as available for sale are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of income taxes.

Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Securities Held to Maturity

Securities classified as hold to maturity are those that the Company intends to hold until the instrument matures under the terms of its issuance and are reported at amortized cost.  The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, is recognized in interest income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for the allowance for loan losses. Interest is accrued daily on the outstanding balances.

A loan is considered impaired when it is probable, based upon current information and events, the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are accounted for at the net present value of expected future cash flows, discounted at the loan’s effective interest rate, the observable market price of the loan or at the fair value of the collateral if the loan is collateral dependent.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.

Loan fees and direct loan origination costs are immaterial.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience.  This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost, less accumulated depreciation which is computed on the straight line method over the following estimated useful lives:

Building and improvements	10 – 25 years
Furniture and equipment	3 – 10 years

Other Real Estate and Repossessed Assets

Assets acquired through or instead of loan foreclosures are initially recorded at fair value when acquired, establishing a new cost basis.  If fair value declines, an impairment charge is recorded through expense.  Costs after acquisition are expensed.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Goodwill

Management periodically reviews goodwill (and other similar intangibles) to determine whether a decline in value exists which requires a charge to earnings and a reduction to the net goodwill reflected on the statement of financial condition of the Company. Under SFAS 142, an intangible asset with an indefinite useful life is tested for impairment at least annually and more frequently if circumstances indicate that the asset could be impaired. To test for impairment, the fair value of the asset is compared to its carrying amount and if the fair value is less than its carrying value, the company will recognize an impairment loss. If the fair value exceeds the carrying amount, no increase in the carrying amount is recorded. In addition, if following the recognition of an impairment loss, the fair value increases back to or in excess of the carrying amount prior to the recognition of the loss, no reversal of the impairment is recorded.  As of March 31, 2004, management has determined that there has been no impairment to goodwill.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The disclosure requirements of this Interpretation are effective for all financial statements issued after December 31, 2003.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to December 31, 2003, and remain in existence as of the beginning of annual or interim periods beginning after December 15, 2003.  Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  The provisions of this Statement are effective for contracts entered into or modified after June 20, 2003, and hedging relationships designated after June 30, 2003, and generally require that contracts with comparable characteristics be accounted for similarly.  Except for the provisions related to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, all provisions of this Statement should be applied prospectively.  The provisions of the Statement related to Statement 133 Implementation Issues that have been effective for fiscal quarters that begin prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  We do not expect the adoption of the provisions of this Statement to have a material effect on the Company’s operating results or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires liability treatment for certain financial instruments which had previously been recognized as equity.  The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  We do not expect the adoption of the provisions of this Statement to have a material effect on the Company’s operating results or financial position.

The foregoing may not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Company keeps its books and records or performs its financial accounting responsibilities.  It is intended only as a summary of the most recent accounting pronouncements made which are of particular interest to financial institutions.

Note 5.  Acquisition of Texline State Bank

On March 9, 2004, the Company purchased, 99.97% of the outstanding shares of Texline State Bank’s common stock, the only stock currently outstanding, for a total purchase price of approximately $2,225,000.  Texline State Bank was acquired as the first phase of the Company’s business plan to acquire a small Texas chartered bank and then relocate the charter to Austin, Texas.  This second phase is currently in process.  The purchase price was paid approximately $1,260,000 in cash and notes payable of $1,019,000.  The notes bear interest at 5% per annum and are currently amortized over 10 years.  These notes accelerate and become immediately payable when and if the Company sells at least $7,000,000 of its common stock in a public offering.  The Company intends to relocate the charter and begin operations in Austin, Texas as a significant element of its business plan.  The operating results of Texline State Bank are included in the Company's Financial Statements since the date of acquisition.

The purchase price and preliminary allocation of the purchase price for Texline State Bank, was as follows (in thousands):

Contract price	$2,225
Acquisition costs	218
Total purchase	$2,443

Adjustment to fixed assets	$145
Adjustment to securities, net	—
Adjustment for core deposit intangibles	70
Common stock	248
Additional paid-in-capital	1,371
Accumulated deficit	(555)
Cumulative other comprehensive income	3
Balance charged to goodwill	1,161
Total purchase allocated	$2,443

Immediately following the acquisition, Texline condensed balance sheet was as follows:

Cash and cash equivalents	$869
Securities	503
Loans, net	8,540
Core deposit intangibles	70
Goodwill	1,161
Other assets	897
Total Assets	$12,040

Deposits	$8,882
Other liabilities	715
Shareholders’ equity	2,443
Total Liabilities and Shareholders’ Equity	$12,040

The table below shows the pro forma results of operations assuming the acquisition of Texline State Bank as of the first day of each period.  The results of actual operations over the same period could materially differ from those reported here.

	Three Months Ended		Six Months Ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Interest income	$224	$212	$428	$433
Net interest income	$174	$148	$329	$299
Net loss	$(109)	$(49)	$(688)	$(104)
Loss per share	$(0.11)	(0.05)	$(0.67)	$(0.10)

Note 6.  Earnings Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued.  For all periods presented all potentially dilutive securities outstanding were anti-dilutive.

For purposes of calculating weighted-average shares outstanding, the 1,000,000 common shares issued to Treaty Oak Holdings in the Company’s initial capitalization are assumed to be outstanding for all periods presented.

Note 7.  Common Stock Offering

The Company intends to offer for sale up to 1,440,000 shares of its common stock at an offering price of $8.33 per share.  In addition, the Company will issue one stock purchase warrant for every five shares of common stock purchased, up to a maximum of 288,000 warrants.  The warrants are exercisable at a price of $10.00 per share and will remain exercisable until June 30, 2007.  The Holding Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 7, 2004. No shares have been sold under the offering as of the date of filing of this report.

Note 8.  Advances from Organizers

Treaty Oak Holdings has and will continue to advance funds for organizational, acquisition, offering and other pre-operating expenses.  These advances are being made under an expense reimbursement agreement pursuant to which our organizing shareholder has advanced funds on behalf of the Company subsequent to December 8, 2003, up to an aggregate of $775,000.  Unless and until the Company raises at least $4,000,000 from the issuance of its common stock, the Company will not be obligated to reimburse these costs.

The Company will record the payment or accrual of these costs as a liability as incurred and such amounts will be reflected in the appropriate balance sheet or expense accounts.  In the event the Company does not raise at least $4,000,000 from the issuance of common stock, they will be accounted for by the Company as a contribution to capital.

When the Company has raised the required $4,000,000 from the issuance of common stock, the Company will reimburse Treaty Oak Holdings based upon invoices or other support submitted to the Company for reimbursement.

Note 9.  2004 Stock Incentive Plan

On January 19, 2004, the Company and its shareholders approved the Company’s 2004 Stock Incentive Plan (the “Plan”).  The Plan authorizes incentive stock option grants, non-statutory stock option grants, direct stock issuances, stock appreciation rights, salary investment option grants, and director fee option grants.  Eligible participants are employees, non-employee board members, and independent consultants or advisors.  500,000 shares of common stock have been initially reserved under the Plan, and the share reserve increases on the 1st business day in January each year (beginning in 2005) by an amount equal to 2% of the number of outstanding shares of the Company on the last business day in December of the preceding year, subject to a maximum annual increase of 100,000 shares.  No person may receive stock option grants, stock issuances, or stock appreciation rights for more than 100,000 shares in the aggregate in any calendar year under the Plan.

As of March 31, 2004, there were no outstanding stock options, awards of stock appreciation rights, or shares issued under the Plan.

Note 10.  Related Party Transactions

The Company engages the services of certain affiliated companies to provide management, administrative and other support services.  These fees incurred by the Company’s majority shareholder through September 30, 2003 totaled $218,350, related to the acquisition of Texline State Bank and to the proposed offering of the Company’s common stock.

The Company receives certain accounting services from a firm in which one of the firm’s partners is also a director of the Company.  The fees incurred by the Company’s organizing shareholder through September 30, 2003 amounted to approximately $20,700.

The Company intends to lease its office premises from a partnership in which our organizing shareholder owns a 15% interest and in which, as of the completion of the proposed offering, the Company’s directors and officers will collectively own a 62.5% interest.  However, in connection with the Company's approval from the Federal Deposit Insurance Corporation (“FDIC”) to relocate the main office of the Bank, the Company’s directors and officers will divest themselves of this ownership  interest.  Annual minimum lease payments under the lease are anticipated to be approximately $150,000 per year over the 15-year lease term.

Treaty Oak Holdings is entitled to certain registration rights requiring the Company to register the sale of its shares under the Securities Act of 1933, as amended.  Treaty Oak Holdings may make two demands for registration and has piggyback rights, subject to limitations.  These registration rights may be exercised beginning January 1, 2005, and ending 10 years from the completion of the Company’s proposed stock offering.

In March 2004, the organizing shareholder, Treaty Oak Holdings, advanced $500,000 to the Company in connection with the acquisition of Texline State Bank.  The $500,000 was advanced  to make a contribution to the capital of Texline State Bank in addition to the new capital we intend to contribute from the proceeds of this offering.  This obligation is currently represented by a promissory note bearing interest at 2.00% and payable in 12 months, with no penalty for prepayment.  This note, including accrued interest, will automatically convert to 61,342 shares of common stock on March 9, 2005, based upon a conversion price of $8.33 per share.

Note 11.  Commitments

In connection with its capital raising activities, the Company receives certain services from an unrelated party.  These services are provided under an agreement entered into by Treaty Oak Holdings.  These services are subject to an Expense Reimbursement Agreement (Note 8) and will not be payable by the Company unless and until it has raised at least $4,000,000 from the sale of common stock under the proposed offering.  Certain costs under this agreement have already been incurred by Treaty Oak Holdings and are included in the initial capital contribution to the Company as accumulated deficit.  Costs included in the capitalized costs of funding were approximately $210,000 and costs currently expensed as pre-operating costs were approximately $33,000.  Additional costs to be incurred under this agreement in the fiscal year ending September 30, 2004, are expected to be approximately $300,000.

Note 12.  Loans and Allowance for Loan Losses

The Company grants agribusiness, real estate, and commercial loans to customers located primarily in Northwest Texas.  The Company has a diversified loan portfolio; however, a significant number of loans made by the Company are agriculture in nature.  As a result, the ability of many of the Company’s borrowers will, to a certain extent, be dependant on the general economic conditions of the Company’s geographic location.

Loans at March 31, 2004 were as follows (in thousands):

March 31, 2004 (unaudited)

Agriculture	$2,886
Real estate	4,154
Commercial	1,015
Consumer	520

8,575

Less: allowance for loan losses	(166)

$8 ,409

Note 13.  Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers, through the use of commitments to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet.  The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

March 31, 2004 (unaudited)

Commitments to extend credit	$681,000
Standby letters of credit	90,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Treaty Oak Bancorp, Inc., (the “Holding Company”), a Texas corporation, is a bank holding company headquartered in Austin, Texas.  The Holding Company serves the marketplace primarily through is 99.97% owned banking subsidiary, Texline State Bank (the “Bank”), a Texas chartered commercial bank.  The Bank’s deposits are insured by the FDIC to the extent provided by law.  The Bank is supervised and examined by the Texas Department of Banking.  At March 31, 2004, the Bank operated a single branch located in Texline, Dalham County, Texas.  Collectively the Holding Company and the Bank are referred to as the “Company.”

Through the Bank, the Holding Company offers a variety of commercial banking services to individuals and business located in the area surrounding Texline, Texas, which is a primarily agricultural area. The services offered include agricultural, real estate and commercial lending services, checking and savings deposits, time deposits and other customary banking services.  The Bank does not offer trust services.

The Holding Company acquired the Bank on March 9, 2004, by purchasing 99.97% of the then outstanding common stock of the Bank.  The Holding Company currently has no other operating history.  The Holding Company received notification from the Securities and Exchange Commission on May 7, 2004, as to the effectiveness of its registration statement to sell shares of common stock, at $8.33 per share, to raise up to $12,000,000.  The proceeds of the offering are intended primarily to increase the capital of the Bank to permit the relocation of the Bank’s charter to Austin, Texas.  As a result, the Holding Company is currently incurring substantial pre-opening costs related to the future relocation.

The following discussion provides information about the major components of the financial condition, results of operations, asset quality, liquidity and capital resources of Treaty Oak Bancorp.  The discussion and analysis should be read in conjunction with the Consolidated Financial Statements included in this report.

Plan of Operation

General

We intend to support the existing and remaining management team in Texline in continuing the improvement of that branch’s financial performance. Additionally, given the greater growth potential in Austin, we expect to focus our efforts on establishing a community-oriented effort out of our headquarters in the leased facility that we will occupy at 101 Westlake Drive (at Bee Cave Road), Austin, Texas, 78746. The Bank will occupy approximately 7,000 square feet in a building that is currently under renovation and expects to execute a 15-year lease. The Bank’s budget for leasehold improvements, furniture, fixtures, and technology infrastructure and equipment is approximately $400,000. We anticipate that the Bank will open with 10 full-time employees in Austin and that we will retain a staff of approximately seven in Texline.

To mitigate the inconvenience and potential competitive disadvantage of a single location in Austin, we intend to offer a courier service to pick-up non-cash deposits from our customers and will reimburse customers for a set number of ATM transactions per month. Our proposed plan anticipates the establishment of a second branch late in our second year of operation, two branches in the third year, and a fifth branch in the fourth year. All decisions to add branches will be dependent upon the demands of our market, the growth and profitability of the Bank, and our capital adequacy.

Assuming we raise the maximum funds under our public offering, we intend to immediately infuse an additional $5,500,000 into the Bank from the proceeds of the offering, the majority of which will be used for bank customer loans, investments, and other general business purposes. The remainder of the capital raised in our public offering will be retained with the Holding Company for later infusion into the Bank as capital requirements necessitate. We have not fully developed the products and services that the Bank will initially offer its customers and anticipate engaging in additional product research and development during the 12-month period following the offering, but we believe that the initial offering proceeds will adequately fund our business operations for at least the first three years of operations. Accordingly, we do not anticipate raising additional capital in the next three years. However, we cannot assure you that we will not need to raise additional capital in the next three years.

Where required in the preparation of the Bank’s financial statements in accordance with generally accepted accounting principles estimates are made by management to present fairly the financial condition of the Company. The notes to the Consolidated Financial Statements of Texline State Bank included as a part of this prospectus describe the Bank’s significant accounting policies including the use of estimates by noting that “the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the period. Accordingly, actual results could differ from those estimates.”

Estimates made in preparation of the financial statements included herein are the estimates of the current management of the Bank. Although we believe that the estimates used lead to the fair presentation, in all material respects, of the financial statements for the Bank, accounting estimates could have a material effect on the financial results of the Bank. While management uses estimates to record items such as prepaid expenses, accrued expenses, accrued taxes and similar items, we do not believe that any of these estimates are material, or that they could lead to a material misstatement in the financial statements.

The critical estimates of the Bank are centered in three areas: the treatment of certain loans, the allowance for loan losses, and goodwill.

Estimates as they relate to loans

When a loan is considered to be “impaired,” management has concluded that based upon current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Management’s conclusions regarding the status of a loan are estimates. Management then chooses the method by which this loan will be accounted for from one of three methods: (1) The loan is accounted for at the net present value of expected future cash flows, discounted at the loan’s effective interest rate, (2) the observable market price of the loan or (3) at the fair value of the collateral if the loan is collateral dependent. The impact of such method and the underlying estimate of classification, varies dependent upon which of these approaches is deemed to be appropriate for the loan. Each of these methods essentially revalues the underlying loan and the difference between the carrying value and the calculated loan value is reflected as a charge to the Allowance for Loan Losses. Depending upon the number of loans subject to revaluing and the amount charged-off, this could create a material additional charge to the Provision for Loan Loss expense. In each case, management uses its best efforts to evaluate problem loans and provide adequately for their collectibility based on all the facts available. However, the under or over valuing of loans could materially affect the performance and financial condition of the Bank. The actual results of collection efforts, regardless of the method selected, could vary significantly, thereby impacting reported earnings, reserves and asset values.

Estimates as they relate to the allowance for loan losses

The “allowance for loan losses” for the Bank is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management, in its best estimate, believes will be adequate to absorb estimated losses on existing loans. There are generally two components utilized to determine the allowance for loan losses; the first is a charge determined in the evaluation of specific loans identified by management and deemed to be “impaired” or “troubled,” with the second being an estimate generally based upon the overall size of the loan portfolio and the bank’s recent loan loss experience. If for example, as a result of changes in economic conditions, collateral valuations or other factors that could impact a borrower’s ability to repay or the underlying value of collateral securing loans, actual losses that occur could be greater or less than the allowance for losses established by management, in turn resulting in additional charges against earnings or a recovery that would positively impact earnings.

Failure of management to adequately reserve against future losses could materially affect the Bank’s condition and performance. Likewise, an excessive reserve could also materially affect the Bank’s performance and condition.

Management does not believe that they have selected any methods that would result in a material difference in the presentation of the financial statements over the methods employed in the current periods. Further, management does not believe that the use of any alternative estimates in the financial statements would have differed materially from financial statements as presented.

Estimates as they relate to goodwill

In addition to the two critical estimates discussed above, the Bank also used estimates in evaluating certain intangible assets including the goodwill recorded as part of the acquisition transaction. Goodwill is no longer amortizable under generally accepted accounting principles, instead management periodically reviews goodwill (and other similar intangibles) to determine whether a decline in value exists which requires a charge to earnings and a reduction to the net goodwill reflected on the statement of financial condition of the Bank. Under SFAS 142, an intangible asset with an indefinite useful life is tested for impairment at least annually and more frequently if circumstances indicate that the asset could be impaired. To test for impairment, the fair value of the asset is compared to its carrying amount and if the fair value is less than its carrying value, the company will recognize an impairment loss. If the fair value exceeds the carrying amount, no increase in the carrying amount is recorded. In addition, if following the recognition of an impairment loss, the fair value increases back to or in excess of the carrying amount prior to the recognition of the loss, no reversal of the impairment is recorded.

Other Estimates

In addition to the three critical estimates discussed above, the Bank also uses estimates in the valuation of Other Real Estate Owned (“OREO”) and other repossessed assets. While in larger banks this estimate could be significant, the Bank does not generally have material amounts of these assets. When the Bank forecloses on real estate, it seeks a third party assessment of the asset value, and if available, an appraisal, generally from a real estate broker familiar with the area. In addition, the Bank uses its best efforts to value other foreclosed assets. While the Bank has experienced write-downs of these values, these adjustments have not been material and do not materially impact the Bank’s financial performance. As of March 31, 2004, and 2003, the Company held no OREO.

Financial Condition

Total assets as of March 31, 2004, were $13.6 million up from $0 from the year ended September 30, 2003.  Total loans decreased between the date of acquisition and March 31, 2004, by $131,000 to $8.57 million due to normal principal payments and a decrease in lending activity in conjunction with the Bank’s transition to new management. The Bank’s investment securities decrease nominally by $3,000 due to principal payments received between the date of acquisition and March 31, 2004.  The Bank increased its Federal Funds sold from $350,000 to $1,100,000 between the date of acquisition and March 31, 2004, as excess funds held for future lending needs.

Net loans were $8,409,000 as of March 31, 2004.  The following tables set forth the composition of the loan portfolio:

	March 31, 2004
	Amount	Percent

Agriculture	$2,886,000	33.7%
Commercial	983,000	11.5%
Commercial real estate	1,077,000	12.6%
Residential real estate	3,077,000	35.8%
Construction real estate
Installment and other	552,000	6.4%
Total Loans	8,575,000	100%
Unearned Income
Gross Loans	8,575,000
Allowance for Loan Losses	(166,000)
Net Loans	$8,409,000

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Given its location in a heavily agricultural section of the state, the Bank has been predominantly an agricultural lender. Accordingly, at present, a concentration in agricultural loans exists in the Bank’s portfolio. Recent years have produced increasing trends in agricultural lending as area farmers have enjoyed several years of adequate rainfall and growing conditions and as more land has come under irrigation. Despite the increased prevalence of irrigation farming, weather can have a significant impact on farming yields, and accordingly no assurances can be offered regarding future farming production.

When the Bank opened its branch office in Houston, Texas, a second portfolio concentration developed with loans of one-to-four family residential real estate. Approximately $2,100,000 of the Bank’s residential real estate portfolio is comprised of single family residences in Houston. The majority of these loans originated between 1996 and 1998 for 15-year terms with fixed rates of 8.75% or greater. These loans additionally have five-year call provisions exercisable at the Bank’s discretion.

This “book of business” is expected to remain flat or possibly trend down slightly. The majority of new loan growth is expected to originate from the Austin market and reflect a broader, more diverse mix of industries and borrowers. As new loans are generated for non-agricultural and non residential real estate purposes, the percentage of the total loan portfolio creating the concentrations described above will be reduced thereby diminishing undue risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Loan Maturities

As of March 31, 2004, 33.8% of the represented loan portfolio consisting of agricultural, commercial, and real estate loans, or $2,718,000 matures or reprices within one year or less. $3,916,000 of the represented loan portfolio, or 48.8% are variable rate loans. The following table presents the contractual maturity ranges for agricultural, commercial, and real estate loans outstanding at March 31, 2004, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
December 31, 2003	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Agricultural	$91,134	1,372,692	52,055	748,165	—	621,884	$2,885,930
Commercial	347,730	339,169	54,152	242,279	—	—	983,330
Real Estate	326,123	241,683	1,815,556	192,863	1,419,724	157,663	4,153,612

As of March 31, 2004, total deposits were $9.1 million which reflected a net increase of $235,000 from the date of acquisition.  Non-interest bearing deposits increased by $386,000 while time deposits and other interest bearing deposits decreased by $151,000, accounting for the change.  The Holding Company incurred debt associated with the purchase of the Bank in the amount of $1,019,000.  These notes, payable to the two largest former shareholders of the Bank bear interest at 5% and accelerate to become due and payable if and when the Holding Company sells at least $7 million in shares of its common stock under the public offering.

The Bank offers a variety of deposit accounts with a range of interest rates and terms. Core deposits consist of checking accounts (non-interest bearing), “NOW” accounts, savings accounts, and non-public certificates of deposit. These deposits, along with public fund deposits and short-term borrowings, are used to support the Bank’s asset base. Deposits are obtained predominantly from the geographic trade areas surrounding the Bank’s office location. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.

The following table sets forth the maturities of time deposits $100,000 and over at March 31, 2004:

At March 31, 2004

Time deposits $100,000 and over:
Maturing within three months	$410,000
After three months but within six months	302,000
After six months but within 12 months	484,000
After 12 months	—
Total time deposits $100,000 and over:	$1,196,000

The Holding Company borrowed $500,000 from its organizing shareholder on March 9, 2004, in conjunction with the acquisition of the Bank.  This amount is represented by a promissory note bearing interest at a rate of 2.00% per annum.  Any unpaid principal and interest on this note will automatically convert to shares of common stock at a price of $8.33 per share on March 9, 2005.  The cash proceeds of this note were used as a capital injection, in cash, to the Bank.

The Holding Company entered into an Expense Reimbursement Agreement on December 8, 2004, with its organizing shareholder with respect to the anticipated costs of the public offering and the pre-opening expenses for the Austin location of the Bank.  Under this agreement, the organizing shareholder has agreed to pay up to $775,000 of the costs of the public offering and certain pre-opening expenses incurred after December 8, 2003, and until the termination of the offering.  If and when the Company sells 480,000 shares of its common stock, the balance incurred under the Agreement will become payable.  As of March 31, 2004, costs incurred subject to this agreement were $631,000.

Shareholders’ equity was $1.4 million on March 31, 2004, compared to $0 on September 30, 2003.  The increase in equity is due to the initial capitalization of the Company of approximately $2.3 million net of the cumulative deficit since inception of $977,000.  Of the $977,000 accumulated deficit, $332,400 was non-cash, stock-based compensation recognized in conjunction with the organization of the Holding Company.  An additional, $342,000 was incurred prior to organization of the Holding Company by its organizing shareholder, primarily in conjunction with the acquisition of the Bank.  These costs were included in the initial capital contribution of the organizing shareholder to the Holding Company.

Results of Operations

The Holding Company acquired the Bank on March 9, 2004, by purchasing 99.97% of the then outstanding common stock of the Bank.  The Holding Company currently has no other operating history.  The Holding Company received notification from the Securities and Exchange Commission on May 7, 2004, as to the effectiveness of its registration to sell shares of common stock, at $8.33 per share, to raise up to $12,000,000.  The proceeds of the public offering are intended primarily to increase the capital of the Bank to permit the relocation of the Bank’s charter to Austin, Texas.  As a result, the Holding Company is currently incurring substantial pre-opening costs related to the future relocation.

The following discussion provides information about the major components of the financial condition, results of operations, asset quality, liquidity and capital resources of Treaty Oak Bancorp.  The discussion and analysis should be read in conjunction with the Consolidated Financial Statements included in this report.

Net loss for the three months ended March 31, 2004, was $247,000 compared to $30,000 for the three months ended March 31, 2003.  Net loss for the six months ended March 31, 2004, were $759,000 compared to $100,000 for the six months ended March 31, 2003.  These losses are directly attributable to various phases of development.  The charge to earnings of $332,400 for non-cash stock based compensation in conjunction with the organization of the Company in December 2003, accounts for the majority of the disparity in the loss incurred in the six months ended March 31, 2004.  Excluding this charge, the Company would have reported a net loss of $427,000 for the six months ended March 31, 2004.

Total interest income for the three and six months ended March 31, 2004, was $49,000, which is primarily attributable to the acquisition of the Bank and its operations since acquisition on March 9, 2004.  Interest expense for the same periods was $12,000 resulting in net interest income of $37,000 (or  75.5% of total interest income).  There was no interest income earned or interest expense incurred for the three and six months ended March 31, 2003.

Non-interest income for the three and six months ended March 31, 2004, was $5,000 and resulted primarily from services fees and charges on deposit accounts.  Noninterest expenses for the three months ended March 31, 2004, were $288,000 and included salaries and payroll related expenses of $110,000 and internally generated acquisition costs of $84,000.  Pre-opening costs, in addition to certain pre-opening salaries, were $64,000.  For the six months ended March 31, 2004, the non-cash stock based compensation expense of $342,000 and internally generated acquisition costs of $72,000 accounted for substantially all of the additional loss incurred over the three month period ended March 31, 2004.  For the three and six months ended March 31, 2003, the Holding Company incurred $30,000 and $100,000 of acquisition related costs accounting for the net losses for those periods.

The provision for loan losses is an expense determined by management as the amount necessary to increase the allowance for loan losses after net charge-offs have been deducted to a level that, in management’s best estimate, is necessary to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision is calculated monthly and a charge to expense is made, as required, to increase the allowance to the calculated level. For any particular month, in the event the required allowance is less than or equal to the current allowance, no expense is charged or reversed.

Our management does not have specific experience with the loan portfolio of Texline State Bank, although we have thoroughly analyzed such loan portfolio in connection with the acquisition of Texline State Bank. Further, given that we will be establishing the primary location of the Bank in Austin, rather than Texline, we anticipate the majority of new loan growth to come from this new market where the Bank does not have the benefit of specific loan performance from which to base future forecasts or projections. Management will continue to calculate the monthly provision to the loan loss reserve using current methods employed by Texline State Bank.

Asset Quality

The allowance for loan losses is a reserve against losses in the loan portfolio that is calculated monthly based upon a specific reserve and a general allocation as described herein. Increases to the allowance are made by charging the expense, Provision for Loan Losses.  We believe the accounting policies governing the allowance for loan losses are critical to the portrayal and understanding of the Bank’s financial condition and its results of operations.

Loans subject to specific allocations to the allowance for loan losses are loans that have generally first been placed on the Bank’s “Watch List.”  The fact that a loan is placed on the Watch List does not necessarily indicate that the Bank has experienced a problem with the loan but indicates that the Bank has had some indication that the loan may become a problem loan.  The Bank and the regulators each, independently, perform review of the Bank’s loans.  The regulators (the Texas Department of Banking and the FDIC) will generally specifically review each loan on the Bank’s Watch List and a random sampling of other loans as well.  As a result of these examinations, the regulators may place additional loans on the Watch List.  There are a variety of factors influencing the Bank’s decision to place a loan on the Watch List. Factors other than a failure to make one or more payments, which may result in a loan being included on the Watch List include a general economic trend impacting a concentration of loans such as adverse trends in agriculture,  a declining trend in a particular banking customer’s deposits, negative trends in financial statements which are provided on a routine basis for business loans, and in a rural community such as Texline, Texas, personal knowledge of the existence of a financial hardship to a customer by one of the Bank’s officers is not uncommon.  Thus to some degree, a category of loans, such as agricultural loans, may be separately reviewed based upon known additional risks to which the category may be subject.  Placement of a loan on the Watch List from any of these factors may be the result of a determination by the board of directors, bank management, the servicing officer, or by the banking regulators during their periodic examinations of the Bank.

Through this process the Bank addresses the particular risks inherent in different concentrations of loans.  Historically, the Bank’s allowance has been adequate to absorb the losses experienced by the Bank.

Once a loan is placed on the Watch List it may be classified as “Watch,” “Substandard,” “Doubtful,” or “Loss.”  These classifications are also based on numerous factors but these are general groupings of the loans that receive different levels of scrutiny and have different methods for determining whether a specific reserve should be made for each loan applied to them. If a loan is classified as a “Watch,” then it merely indicates that circumstances exist that may, but have not yet, jeopardized the collection of the loan.  These loans generally do not have a specific reserve charged against them but are instead subject to the historical loss percentage discussed below.

Substandard loans are those loans that are considered to have some deficiency relative to loans generally considered to be of acceptable loan quality (be it cash flow, collateral value, or otherwise) but that are not specifically considered to have loss exposure.  Each such loan is considered separately, and allocations range from 15% to 0% on some loans within the classification. Factors such as collectibility, collateral values, borrower strength, and past due status may influence the amount of reserve to be specifically allocated. A 0% specific reserve may occur when a loan is classified as substandard but is fully collateralized with collateral such as a certificate of deposit held by the Bank.

As of March  31, 2004, and September 30, 2003, the Bank had $938,000 and $997,000, respectively, in Substandard or Doubtful loans with specific reserves of $45,000 and $93,000, respectively.  Loss loans were immaterial but totaled $0 and $2,934 as of March 31, 2004, and September 30, 2003, respectively. Loans classified as “loss” also have specific allocations of 100% of loan principal balance.

A historical loss percentage is applied to the balance of the loan portfolio, including those loans on the Watch List for which there has been no specific reserve and excluding loans secured by cash on deposit and loans that are guaranteed by governmental agencies. At September 30, 2003, this percentage was 1.208% which is based upon the actual historical loss experience of the bank over the past five (5) years and was mandated by the regulators. This percentage was still in effect as of December 31, 2003.

After the required reserve has been calculated by adding together the specific reserves and the general allocation discussed above, the current balance in the allowance for loan losses is compared to the calculated required allowance and to the extent an addition is necessary, the allowance is increased by a charge to expense through the provision for loan losses.

The amount of the allowance represents the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.

Credit and loan decisions are made by management and the board of directors in conformity with loan policies established by the board of directors. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons.

The allowance for loan losses as of March 31, 2004, was $166,000 or 1.9% of outstanding loans.  There were no net charge-offs for the period from the date of acquisition to March 31, 2004.  While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  The regulatory agencies (the FDIC and the Texas Department of Banking), as part of their regular examinations of the Bank, periodically review the allowance for loan losses and the Bank’s loan portfolio in general.  These agencies may require the Company to recognize additions to the allowance based upon their judgments about information available at the time of their examinations.

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were $295,000 as of March 31, 2004.  Management does not expect to incur any material losses related to nonperforming assets.

The following table sets forth the amount of non-performing loans and non-performing assets at the date indicated:

	March 31,	September 30,
	2004	2003
Non-accruing loans	$93,000
Loans 90 days or more past due, still accruing interest	51,000
Total non-performing loans	144,000
Other real estate owned	—
Other repossessed assets	7,000
Total non-performing assets	$151,000

Total non-performing loans to total loans	1.68%
Allowance for loan losses to non-performing loans	115.28%
Total non-performing assets to total assets	2.31%

Liquidity

In determining the Company’s liquidity requirements, management reviews both sides of the balance sheet to ensure that adequate funding sources are available to support loan growth, deposit withdrawals and unanticipated needs for funds.

The Bank’s liquidity management will be monitored by the Asset/Liability Management Committee and the board of directors, who will review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds will be retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program. We anticipate eliminating the need for borrowed funds upon infusion of additional cash and cash equivalents.

In the event that additional short-term liquidity is needed, the Bank will retain established relationships created by Texline State Bank with several large regional banks. For example, Texline State Bank has an existing correspondent banking relationship with Plains Capital Bank in Lubbock, Texas. Texline has utilized this relationship as a source of liquidity in the past, and we expect to utilize the facility going forward if needed. Also, Texline State Bank has been a frequent borrower from the Federal Home Loan Bank in the past and at present. In the current rate environment where rates on these funds are at historical lows, the Bank has relied upon this source as an alternative to attracting more expensive deposit funds that would carry a slightly higher interest cost. While we do not intend to rely as heavily on Fed Funds as has Texline State Bank (we intend to repay these funds from the capital raised from the public offering assuming we raise at least $6,000,000), the source will remain available to the Bank going forward.

Through Treaty Oak Holdings, Inc., the Company’s organizing shareholder, the Bank has an existing line of credit with The Independent Banker’sBank (TIB) in the amount of $950,000, and $75,000 of this line of credit remains available.

Capital Resources

The Company’s capital position provides support for anticipated asset growth and for the absorption of the anticipated losses.

The Bank, Tier 1 capital position as of March 31, 2004, was $1,539,000 or 20% of risk weighted assets.  Total risk based capital was $1,638,000 or 21.4% of risk weighted assets.

Tier 1 capital consists primarily of common shareholders’ equity, while risk-based capital includes the allowance for loan losses.  Risk weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.  Under current risk-based capital standards, all banks are required to have Tier 1 capital of at least 4% and total capital of 8%.

In addition, to the risk based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements.  The leverage ratio – or core capital to assets ratio – works in conjunction with the risk capital guidelines.  The minimum leverage ratios range from three to five percent.  At March 31, 2004, the Bank, leverage capital ratio was 14.64%.

A Warning About Forward-Looking Statements

This Form 10-QSB contains forward-looking statements.  The Company may also make written forward-looking statements in periodic reports to the Securities and Exchange Commission, proxy statements, offering circulars and prospectuses, press releases and other written materials and oral statements made by Treaty Oak Bancorp’s officers, directors or employees to third parties.  Statements that are not historical facts, including statements about the companies beliefs and expectations, are forward-looking statements.  These statements are based on beliefs and assumptions of the Company’s management and upon the information currently available to management.  Forward-looking statements include statements preceded or followed by, or that include, the words “believes,” “expects,” “estimates,” “anticipates,” “plans,” or other similar words or expressions.  Forward-looking statements speak only as of the date they are made and the Company does not actively seek to update these statements for new information or future events.

Forward-looking statements involve inherent risks and uncertainties.  Management cautions readers that many factors could cause actual results to materially differ from those contained in any forward-looking statement.  Such factors include, but are not limited to, the following: changes in the interest rate environment may reduce interest margins; general economic or business conditions can cause fluctuations in credit demand or a deterioration in credit quality; legislative or regulatory changes, including changes in accounting standards can adversely affect the banking industry; competition in the banking industry or in the market in which the Company does now or intends to operate may increase significantly; competitors may have greater financial resources to develop new products or services than the Company.

Management believes that these forward looking statements are reasonable; however, undue reliance should not be placed on these forward-looking statements, which are based upon current expectation.

Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  The future results and shareholder values may differ materially from those expressed in forward-looking statements.  Many of the factors that will determine these results and values are beyond the Company’s ability to control or predict.

Item 3.                                                           Controls and Procedures

With the participation of management, our chief executive officer and chief financial officer reviewed and evaluated our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date within 90 days prior to the filing of this report.  Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Holding Company and its consolidated subsidiaries in connection with our filing of this quarterly report on Form 10-QSB for the period ended March 31, 2004.  There have been no significant changes in our internal controls for financial reporting or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.  In connection with the new rules, we are currently in the process of further reviewing and documenting its disclosure controls and procedures, including our internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with our business.

PART II.                                                Other Information

Item 1.                                                           Legal Proceedings

We have no pending legal proceedings as of March 31, 2004.  From time to time, our subsidiary is involved in various legal proceedings arising in the ordinary course of business.  These actions are not believed to be material either individually or collectively to the consolidated financial condition of the Company.

Item 2.                                                           Changes in Securities and Use of Proceeds

None.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

On January 19, 2004, our shareholders acted via written consent to approve our 2004 Stock Incentive Plan (the “Plan”).  Holders of 1,030,000 of the 1,040,000 outstanding shares of our common stock, $0.01 par value per share (“Common Stock”), joined in the consent.  The remaining holder of 10,000 shares of Common Stock did not join in the consent.

On April 12, 2004, our shareholders acted via written consent to (i) approve our Amended and Restated Articles of Incorporation to modify certain provisions relating to our ability to take actions without a meeting and change our registered office and agent; and (ii) amend the Plan in order for us to proceed with approvals in connection with our banking regulatory applications.  Holders of 1,030,000 of the 1,040,000 outstanding shares of Common Stock joined in the consent.  The remaining holder of 10,000 shares of Common Stock did not join in the consent.

Item 5.                                                           Other Information

On May 7, 2004, the Securities and Exchange Commission declared our Registration Statement on Form SB-2 (File No. 333-112325) effective under the Securities Act of 1933, as amended.  We are offering to sell up to a maximum of 1,440,000 shares of our Common Stock at a purchase price of $8.33 per share with a minimum offering of 360,000 shares.  The offering will expire on June 30, 2004, unless extended until not later than September 30, 2004.  No shares have been sold under the offering as of the date of this report.

Item 6.                                                           Exhibits and Reports on Form 8-K

a.               Exhibits

3.1*	Amended and Restated Articles of Incorporation

3.2*	By-laws

4.1*	Specimen Common Stock Certificate, $.01 par value per share

4.2*	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws defining rights of holders of Common Stock

10.1*	Form of Building Lease between PGI Equity Partners, L.P., and Treaty Oak Bank (Approval Pending)

10.2*	Expense Reimbursement Agreement between Treaty Oak Holdings, Inc., and Treaty Oak Bancorp, Inc.

10.3*	Form of Promotional Shares Lock-In Agreement

10.4*	Form of Escrow Agreement between Treaty Oak Bancorp, Inc., and TIB—The Independent BankersBank

10.5*	Form of Treaty Oak Bancorp Shareholders’ Warrant Agreement

10.6*	Treaty Oak Bancorp, Inc., 2004 Stock Incentive Plan (Amended and Restated as of April 12, 2004)

10.7*	Form of Indemnification Agreement between Treaty Oak Bancorp, Inc., and its Directors and Officers, and those of the Bank

10.8*	Registration Rights Agreement between Treaty Oak Bancorp, Inc., and Treaty Oak Holdings, Inc.

10.9*

Stock Purchase Agreement dated June 20, 2003 (as amended on November 26, 2003), by and among Texline State Bank, Charles T. Meeks, certain shareholders of Texline State Bank, and Treaty Oak Bancorp, Inc. (as assignee of Treaty Oak Holdings, Inc.)

10.10*	Promissory Note dated March 9, 2004, between Treaty Oak Holdings, Inc., and Treaty Oak Bancorp, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99	Subsidiaries

*                                         Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-112325).

b.              Current Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREATY OAK BANCORP, INC.

Dated: May 18, 2004	By:	/s/ Terry W. Hamann
Terry W. Hamann, President and Chief Executive Officer

	By:	/s/ Sandra L. Ellsworth
Sandra L. Ellsworth, Chief Financial Officer