Form 10QSB
period 2004-06-30
TREATY OAK BANCORP INC
filed 2004-08-13
CIK 1276130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-112325

Treaty Oak Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Texas

(State or other jurisdiction of
corporation or organization)

20-0413144

(I.R.S. Employer Identification Number)

101 Westlake Drive, Austin, Texas	78746
(Address of Principal Executive Offices)	(Zip Code)

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

Yes  ☒                                                         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business of August 10, 2004.

$0.01 Par Value Common Stock	1,419,781 shares

Transitional Small Business Disclosure Format (Check one):                                                                   Yes ☐            No ☒

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED JUNE 30, 2004

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at June 30, 2004 and September 30, 2003 (unaudited)

Consolidated Statements of Operations for the Three-Month Periods ended June 30, 2003, and 2004; the Period from November 1, 2002 to June 30, 2003; and the Nine-Month Period ended June 30, 2004 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the Period from November 1, 2002 to June 30, 2003; and the Nine-Month Period ended June 30, 2004 (unaudited)

Consolidated Statements of Cash Flows for the Period from November 1, 2002 to June 30, 2003, and the Nine-Month Period ended June 30, 2004 (unaudited)

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

Part I                                                                 Financial Information

Treaty Oak Bancorp, Inc., and Subsidiaries

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Dollars in Thousands, except share amounts)

	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$590	$—
Interest bearing deposits in banks	2	—
Federal funds sold	400	—
Total cash and cash equivalents	992	—

Securities available for sale, at fair value	72	—
Securities held to maturity	408	—
Investment in Federal Home Loan Bank stock	209	—
Loans receviable, net of allowance for loan losses	8,003	—
Premises and equipment, net	719	—
Accrued interest receivable	181	—
Other real estate owned	44	—
Deferred stock issuance costs	905	—
Goodwill	1,161	—
Other assets	354	—

Total Assets	$13,048	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing deposits	$1,968	$—
NOW, money market and savings deposits	1,516	—
Time deposits	5,324	—
Total Deposits	8,808	—

Federal Home Loan Bank borrowings	700	—
Accrued interest payable	25	—
Due to related party	1,041	—
Note payable on stock purchase	1,019	—
Note payable to related party	500	—
Other liabilities	73	—
Total Liabilities	12,166	—

SHAREHOLDERS’ EQUITY

Common stock, $0.01 par value; 20,000,000 shares authorized; 1,040,000
issued and outstanding	10	—
Additional paid-in capital	2,352	218
Deficit accumulated during development stage	(1,478)	(218)
Accumulated other comprehensive loss	(2)	—
Total shareholders’ equity	882	—

Total liabilities and shareholders’ equity	$13,048	$—

Treaty Oak Bancorp, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Dollars in Thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,	Period from November 1, 2002 to June 30,
	2004	2003	2004	2003	Cumulative
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income:
Interest and fees on loans	$203	$—	$251	$—	$251
Interest on securities:
U.S. government and agencies	2	—	3	—	3
State and political subdivisions
Interest on federal funds sold	2	—	2	—	2
Interest on deposits in other financial institutions and other	2	—	2	—	2

Total interest income	209	—	258	—	258

Interest Expense:
Savings and interest-bearing demand deposits	2	—	3	—	3
Time deposits	28	—	37	—	37
Federal funds purchased and other borrowings	18	—	20	—	20

Total interest expense	48	—	60	—	60

Net interest income after provision for loan losses
	161	—	198	—	198

Noninterest Income
Service charges on deposit accounts	14	—	19	—	19

Noninterest Expense
Salaries and benefits	302	—	745	—	745
Occupancy expense	38	—	41	—	41
Acquisition related costs	—	47	156	147	345
Other operating expense	336	—	535	—	564

Total noninterest expense	676	47	1,477	147	1,695

Net Loss	$(501)	$(47)	$(1,260)	$(147)	$(1,478)

Earnings Per Share
Net income (loss) per share - basic and diluted
Basic	$(0.48)	$(0.05)	$(1.22)	$(0.15)	$(1.48)
Diluted	$(0.45)	$(0.05)	$(1.19)	$(0.15)	$(1.48)
Weighted average shares outstanding:
Basic	1,040,000	1,000,000	1,029,927	1,000,000	1,000,000
Diluted	1,118,000	1,000,000	1,055,927	1,000,000	1,000,000

Treaty Oak Bancorp, Inc.

(A Development Stage Enterprise)

Statement of Changes in Shareholders’ Equity

(Dollars in Thousands, except share amounts)

	Common Stock		Additional paid-in capital	Deficit accumulated during development stage	Accumulated other comprehensive
	Shares	Amount			loss	Total

Contribution of pre-opening expenses incurred by organizing shareholder on behalf of the Company	—	$—	$218	$—	$—	$218
						—
Net loss				(218)	—	(218)
						—
Balances at September 30, 2003	—	$—	$218	$(218)	$—	$—
						—
Initial capital contribution from organizing shareholder - unaudited	1,000,000	10	1,677	—	—	1,687
Sale of Common stock - unaudited	40,000	—	—			—
Contribution of pre-opening expenses incurred by organizing shareholder on behalf of the Company - unaudited			124			124
Non-cash stock-based compensation			333			333
Net loss - unaudited				(1,260)	—	(1,260)
Change in unrealized loss on securities available for sale					(2)	(2)

Comprehensive loss				—		(1,262)

Balances at June 30, 2004 (unaudited)	1,040,000	$10	$2,352	$(1,478)	$(2)	$882

See Notes to Financial Statements.

Treaty Oak Bancorp, Inc.

(A Development Stage Enterprise)

Consolidated Statements Of Cash Flows

(Dollars In Thousands)

	Nine months ended June 30, 2004	Period from November 1, 2002 to June 30, 2003

Cash flows from operating activities:
Net loss	$(1,260)	$(147)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock based compensation	333
Non-cash pre-opening expenses incurred by majority shareholder on behalf of the Company	520	147
Depreciation and amortization	15
Net amortization on securities	6
Changes in other operating assets and liabilities, net of acquisition:
Accrued interest receivable	5
Other assets	(309)
Accrued interest payable	12
Other liabilities	64

Net cash used in operating activities	(614)	—

Cash flows from investing activities:
Initial capital contribution of majority shareholder	1,200
Principal repayments on securities available for sale	17
Proceeds from sale of common stock	1
Cash purchase of subsidiary, net of cash received	(324)
Proceeds from sale of other real estate	10
Net decrease in loans	537
Purchases of premises and equipment	(260)
Purchase of Federal Home Loan Bank stock	(1)

Net cash provided by investing activities	1,180	—

Cash flows from financing activities:
Net decrease in deposits	(74)
Net increase in notes payable	500

Net cash provided by financing activities	426	—

Net increase in cash and cash equivalents	992	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$992	$—

Supplemental dislclosures of cash flow information:
Contribution of deferred stock issuance costs	$905	$—
Contribution of Direct acquisition costs - Texline State Bank	$217	$—
Contribution of Deposit on Texline State Bank	$50	$—
Cash interest paid	$74	$—

Acquisition of Texline State Bank
Assets acquired	$10,940
Liabilities assumed	(9,597)
Notes payable on acquisition	(1,019)
Cash paid, net of cash received	$324

Treaty Oak Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)

Note 1: Description of Business and Summary of Significant Accounting Policies

Treaty Oak Bancorp, Inc., (the “Company”) is a bank holding company that owns 99.94% of the outstanding stock of Texline State Bank (the “Bank”), which was acquired on March 9, 2004.  The Bank is a state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation.  The Bank provides a variety of banking services to individuals and business located primarily in Dalham County, Texas.  The Company’s primary business activity is the operation of the Bank.  The Company currently operates only one reportable industry segment: banking.

The Company’s fiscal year end is September 30.

Note 2:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by generally accepted accounting principles.  In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made.  The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method.  Accordingly, compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at data of grant over the exercise price.

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

Note 5.  Acquisition of Texline State Bank

On March 9, 2004, the Company purchased, 99.92% of the outstanding shares of the Bank’s common stock, the only stock currently outstanding, for a total purchase price of approximately $2,225,000.  The Bank was acquired as the first phase of the Company’s business plan to acquire a small Texas chartered bank, and the second phase being to relocate the charter to Austin, Texas.  This second phase is currently in process.  The purchase price was paid approximately $1,206,000 in cash and notes payable of $1,019,000.  The notes bear interest at 5% per annum and are currently amortized over 10 years.  These notes accelerate and become immediately payable when and if the Company sells at least $7,000,000 of its common stock in a public offering.  The Company intends to relocate the charter and begin operations in Austin, Texas as a significant element of its business plan.  The operating results of the Bank are included in the Company’s Financial Statements since the date of acquisition.

The purchase price and preliminary allocation of the purchase price for the Bank, was as follows (in thousands):

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

	Three Months Ended		Nine Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest income	$206	$211	$634	$644
Net interest income	$174	$153	$503	$452
Net loss	$(414)	$(4)	$(1,102)	$(108)
Loss per share	$(0.40)	(0.00)	$(1.07)	$(0.10)

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

Note 7.  Common Stock Offering

The Company is offering for sale up to 1,440,000 shares of its common stock at an offering price of $8.33 per share.  In addition, the Company will issue one stock purchase warrant for every five shares of common stock purchased, up to a maximum of 288,000 warrants.  The warrants are exercisable at a price of $10.00 per share and will remain exercisable until June 30, 2007.  The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on May 7, 2004.  379, 781 shares have been sold under the offering as of the date of filing of this report.

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

As of July 31, 2004, there were outstanding options to purchase an aggregate of 175,500 shares of the Company’s common stock.  Each option has an exercise price of $8.33 per share and may be exercised in three equal annual installments for each year of service measured from the grant date.

Accordingly, the expense related to stock option compensation included in the determination of net income for the three months and nine months ended June 30, 2004, is less than that which would have been recognized if the fair value method had been applied.  The Company’s net income and earnings per share would have been adjusted to the proforma amounts indicated below:

The weighted average fair value of the options granted during the three months and nine months ended June 30, 2004, has been estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0%
Risk-free interest rate	4.75%
Expected volatility	22%
Expected life in years	10

	Three Months Ended June 30,	Nine Months Ended June 30,
	2004	2004

Net loss - as reported	$(501)	$(1,260)
Net loss - Pro Forma	(519)	(1,278)

Earnings per share - as reported
basic	$(0.48)	$(1.22)
diluted	$(0.45)	$(1.19)

Earnings per share - Pro Forma
basic	(0.50)	(1.24)
diluted	(0.46)	(1.21)

Note 10.  Related Party Transactions

The Company engages the services of certain affiliated companies to provide management, administrative and other support services.  These fees incurred by the Company’s majority shareholder through September 30, 2003 totaled $218,350, related to the acquisition of the Bank and to the proposed offering of the Company’s common stock.

The Company receives certain accounting services from a firm in which one of the firm’s partners is also a director of the Company.  The fees incurred by the Company’s organizing shareholder through September 30, 2003 amounted to approximately $20,700.

The Company leases its office premises from a partnership in which our organizing shareholder owns a 15% interest and in which, as of the completion of the proposed offering, the Company’s directors and officers will collectively own a 62.5% interest.  However, in connection with the Company’s approval from the Federal Deposit Insurance Corporation (“FDIC”) to relocate the main office of the Bank, the Company’s directors and officers will divest themselves of this ownership  interest.  Annual minimum lease payments under the lease are anticipated to be approximately $150,000 per year over the 15-year lease term.

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

In March 2004, the organizing shareholder, Treaty Oak Holdings, advanced $500,000 to the Company in connection with the acquisition of the Bank.  The $500,000 was advanced  to make a contribution to the capital of the Bank in addition to the new capital we intend to contribute from the proceeds of this offering.  This obligation is currently represented by a promissory note bearing interest at 2.00% and payable in 12 months, with no penalty for prepayment.  This note, including accrued interest, will automatically convert to 61,342 shares of common stock on March 9, 2005, based upon a conversion price of $8.33 per share.

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

Loans at June 30, 2004 were as follows (in thousands):

June 30, 2004 (unaudited)

Agriculture	$2,771
Real estate	3,921
Commercial	929
Consumer	553

8,174

Less: allowance for loan losses	(171)

$8 ,003

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

The following table summarizes the Company’s off-balance sheet financial instruments (in thousands):

June 30, 2004 (unaudited)

Commitments to extend credit	$1,919,000
Standby letters of credit	97,000

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

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Executive Overview

Treaty Oak Bancorp, Inc., (the “Company”), a Texas corporation, is a bank holding company headquartered in Austin, Texas.  The Company serves the marketplace primarily through its 99.94% owned banking subsidiary, Texline State Bank (the “Bank”), a Texas chartered commercial bank.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law.  The Bank is supervised and examined by the Texas Department of Banking.  At June 30, 2004, the Bank operated a single branch located in Texline, Dalham County, Texas.

Through the Bank, the Company offers a variety of commercial banking services to individuals and business located in the area surrounding Texline, Texas, which is a primarily agricultural area. The services offered include agricultural, real estate and commercial lending services, checking and savings deposits, time deposits and other customary banking services.  The Bank does not offer trust services.

The Company acquired the Bank on March 9, 2004, by purchasing 99.92% of the then outstanding common stock of the Bank and currently has no other operating history.  The Company received notification from the Securities and Exchange Commission on May 7, 2004, as to the effectiveness of its registration to sell shares of common stock, at $8.33 per share, to raise up to approximately $12,000,000.  The proceeds of the offering are intended primarily to increase the capital of the Bank to permit the relocation of the Bank’s charter to Austin, Texas.  As a result, the Company is currently incurring substantial pre-opening costs related to the future relocation.

The following discussion provides information about the major components of the financial condition, results of operations, asset quality, liquidity and capital resources of Treaty Oak Bancorp.  The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Plan of Operation

General

We intend to support the existing and remaining management team in Texline in continuing the improvement of that branch’s financial performance. Additionally, given the greater growth potential in Austin, we expect to focus our efforts on establishing a community-oriented effort out of our headquarters in the leased facility that we will occupy at 101 Westlake Drive (at Bee Cave Road), Austin, Texas, 78746. The Bank will occupy approximately 7,000 square feet in a building that has been renovated and has executed a 15-year lease. The Bank’s budget for leasehold improvements, furniture, fixtures, and technology infrastructure and equipment is approximately $400,000. We anticipate that the Bank will open with 10 full-time employees in Austin and will retain a staff of approximately seven in Texline.

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

Assuming we raise the maximum funds under our public offering, we intend to immediately infuse an additional $5,500,000 into the Bank from the proceeds of the offering, the majority of which will be used for bank customer loans, investments, and other general business purposes. The remainder of the capital raised in our public offering will be retained at the holding company for later infusion into the Bank as capital requirements necessitate. We have not fully developed the products and services that the Bank will initially offer its customers and do anticipate engaging in additional product research and development during the 12-month period following the offering, but we believe that the initial offering proceeds will adequately fund our business operations for at least the first three years of operations. Accordingly, we do not anticipate raising additional capital in the next three years. However, we cannot assure you that we will not need to raise additional capital in the next three years.

Where required in the preparation of the Company’s financial statements in accordance with generally accepted accounting principles, estimates are made by management to present fairly the financial condition of the Company. The notes to the Consolidated Financial Statements describe the Company’s significant accounting policies including the use of estimates by noting that “the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the period. Accordingly, actual results could differ from those estimates.”

Some of the estimates made in preparation of the financial statements included herein are the estimates of the former management of the Bank and the Company’s current management. Although we believe that the estimates used lead to the fair presentation, in all material respects, of the financial statements for the Company, accounting estimates could have a material effect on the financial results of the Bank. While management uses estimates to record items such as prepaid expenses, accrued expenses, accrued taxes and similar items, we do not believe that any of these estimates are material, or that they could lead to a material misstatement in the financial statements.

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

Other Estimates

In addition to the three critical estimates discussed above, the Bank also uses estimates in the valuation of Other Real Estate Owned (“OREO”) and other repossessed assets. While in larger banks this estimate could be significant, the Bank does not generally have material amounts of these assets. When the Bank forecloses on real estate, it seeks a third party assessment of the asset value, and if available, an appraisal, generally from a real estate broker familiar with the area. In addition, the Bank uses its best efforts to value other foreclosed assets. While the Bank has experienced write-downs of these values, these adjustments have not been material and do not materially impact the Bank’s financial performance. As of December 31, 2003, and 2002, the Bank held $18,000 and $10,000, respectively, in OREO, which represented 0.14% and 0.08% of gross assets, respectively.

Financial Condition

Total assets as of June 30, 2004, were $13 million up from $0 from the year ended September 30, 2003.  Total loans decreased between the date of acquisition and June 30, 2004, by $532,000 to $8.2 million due to normal principal payments and a decrease in lending activity in conjunction with the Bank’s transition to new management. The Bank’s investment securities decrease by $22,000 due to principal payments received between the date of acquisition and June 30, 2004.  The Bank decreased its Federal Funds sold from $1,100,000 to $400,000 between March 31, 2004 and June 30, 2004, due to the maturity of above market rate certificates of deposit.

Net loans were $8,003,000 as of June 30, 2004.  The following tables set forth the composition of the loan portfolio:

	June 30, 2004
	Amount	Percent

Agriculture	$2,771,000	33.9%
Commercial	929,000	11.4%
Commercial real estate	1,032,000	12.6%
Residential real estate	2,856,000	34.9%
Construction real estate	33,000	0.4%
Installment and other	553,000	6.8%
Total Loans	8,174,000	100%
Allowance for Loan Losses	(171,000)
Net Loans	$8,003,000

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

Loan Maturities

As of June 30, 2004, 41.7% of the loan portfolio consisting of agricultural, commercial, and real estate loans, or $3,178,000 matures or reprices within one year or less. $4,113,000 of the represented loan portfolio, or 54% are variable rate loans. The following table presents the contractual maturity ranges for agricultural, commercial, and real estate loans outstanding at June 30, 2004, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
June 30, 2004	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Agricultural	64,000	1,832,000	8,000	660,000	—	207,000	$2,771,000
Commercial	325,000	325,000	50,000	229,000	—	—	929,000
Real Estate	337,000	295,000	1,476,000	232,000	1,249,000	333,000	3,922,000

As of June 30, 2004, total deposits were $8.8 million which reflected a net decrease of $309,000 from March 31, 2004. Non-interest bearing deposits decreased by $289,000 while time deposits and other interest bearing deposits decreased by $20,000, accounting for the change.  The Company incurred debt associated with the purchase of the Bank in the amount of approximately $1,019,000.  These notes, payable to the two largest former shareholders of the Bank, bear interest at 5% and accelerate to become due and payable if and when the Company sells at least $7 million in shares of its common stock under the public offering.

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

The following table sets forth the maturities of time deposits $100,000 and over at June 30, 2004:

At June 30, 2004

Time deposits $100,000 and over:
Maturing within three months	$504,000
After three months but within six months	256,000
After six months but within 12 months	236,000
Total time deposits $100,000 and over:	$996,000

The Company borrowed $500,000 from its organizing shareholder on March 9, 2004, in conjunction with the acquisition of the Bank.  This amount is represented by a promissory note bearing interest at a rate of 2.00% per annum.  Any unpaid principal and interest on this note will automatically convert to shares of common stock at a price of $8.33 per share on March 9, 2005.  The cash proceeds of this note were used as a capital injection, in cash, to the Bank.

The Company entered into an Expense Reimbursement Agreement on December 8, 2004, with its organizing shareholder with respect to the anticipated costs of the public offering and the pre-opening expenses for the Austin location of the Bank.  Under this agreement, the organizing shareholder has agreed to pay up to $775,000 of the costs of the public offering and certain pre-opening expenses incurred after December 8, 2003, and until the termination of the offering.  If and when the Company sells 480,000 shares of its common stock, the balance incurred under the Agreement will become payable.  As of June 30, 2004, costs incurred subject to this agreement were $631,000.

Shareholders’ equity was $882,000 on June 30, 2004, compared to $0 on September 30, 2003.  The increase in equity is due to the initial capitalization of the Company of approximately $2.3 million net of the cumulative deficit since inception of $1,478,000.  Of the $1,478,000 accumulated deficit, $332,400 was non-cash, stock-based compensation recognized in conjunction with the organization of the Company.  An additional, $342,000 was incurred prior to organization of the Company by its organizing shareholder, primarily in conjunction with the acquisition of the Bank.  These costs were included in the initial capital contribution of the organizing shareholder to the Company.

Results of Operations

The Company acquired the Bank on March 9, 2004, by purchasing 99.92% of the then outstanding common stock of the Bank.  The Company then purchased an additional 13,945 shares of the $4.00 par value stock of the Bank, raising its ownership percentage to 99.94%.  The Company currently has no other operating history.  The Company received notification from the Securities and Exchange Commission on May 7, 2004, as to the effectiveness of its registration to sell shares of common stock, at $8.33 per share, to raise up to $12,000,000.  The proceeds of the public offering are intended primarily to increase the capital of the Bank to permit the relocation of the Bank’s charter to Austin, Texas.  As a result, the Company is currently incurring substantial pre-opening costs related to the future relocation.

The following discussion provides information about the major components of the financial condition, results of operations, asset quality, liquidity and capital resources of Treaty Oak Bancorp.  The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Net loss for the three months ended June 30, 2004, was $501,000 compared to $47,000 for the three months ended June 30, 2003.  Net loss for the nine months ended June 30, 2004, was $1,260,000 compared to $147,000 for the nine months ended June 30, 2003.  These losses are directly attributable to various phases of development.

Total interest income for the three and nine months ended June 30, 2004, was $209,000 and $258,000 respectively, which is primarily attributable to the acquisition of the Bank and its operations since acquisition on March 9, 2004.  Interest expense for the same periods was $48,000  and $60,000 respectively, resulting in net interest income for the three months ended June 30, 2004 of $161,000 (or 77% of total interest income), and $198,000 (or 76.7% of total interest income) for the nine months ended June 30, 2004.  There was no interest income earned or interest expense incurred for the three and nine months ended June 30, 2003.

Non-interest income for the three and nine months ended June 30, 2004, was $14,000 and $19,000 and resulted primarily from services fees and charges on deposit accounts.  Noninterest expenses for the three months ended June 30, 2004, were $676,000 and included salaries and payroll related expenses of $302,000.  Pre-opening costs, in addition to certain pre-opening salaries, were $336,000.  For the nine months ended June 30, 2004, the non-cash stock based compensation expense of $332,000 and internally generated acquisition costs of $156,000 accounted for substantially all of the additional loss incurred over that nine month period ended June 30, 2004.  For the three and nine months ended June 30, 2003, the Company incurred $47,000 and $147,000 of acquisition related costs accounting for the net losses for those periods.

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

Our management does not have specific experience with the loan portfolio of the Bank, although we have thoroughly analyzed such loan portfolio in connection with the acquisition of the Bank. Further, given that we will be establishing the primary location of the Bank in Austin, rather than Texline, we anticipate the majority of new loan growth to come from this new market where the Bank does not have the benefit of specific loan performance from which to base future forecasts or projections. Management will continue to calculate the monthly provision to the loan loss reserve using current methods employed by the Bank.

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

As of June 30, 2004, and September 30, 2003, the Bank had $535,000 and $997,000, respectively, in Substandard or Doubtful loans with specific reserves of $56,000 and $93,000, respectively.  Loss loans totaled $0 and $2,934 as of June 30, 2004, and September 30, 2003, respectively. Loans classified as “loss” also have specific allocations of 100% of loan principal balance.

A historical loss percentage is applied to the balance of the loan portfolio, including those loans on the Watch List for which there has been no specific reserve and excluding loans secured by cash on deposit and loans that are guaranteed by governmental agencies. At September 30, 2003, this percentage was 1.208% which is based upon the actual historical loss experience of the Bank over the past five (5) years and was mandated by the regulators. This percentage was 1.0% as of June 30, 2004 and was based upon calculations performed during the last Texas Department of Banking examination.

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

Credit and loan decisions are made by management and the board of directors in conformity with loan policies established by the board of directors. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons

The allowance for loan losses as of June 30, 2004, was $171,000 or 2.09% of outstanding loans.  There were no net charge-offs for the period from March 31, 2004 to June 30, 2004.  While management uses all available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  The regulatory agencies (the FDIC and the Texas Department of Banking), as part of their regular examinations of the Bank, periodically review the allowance for loan losses and the Bank’s loan portfolio in general.  These agencies may require the Company to recognize additions to the allowance based upon their judgments about information available at the time of their examinations.

Nonperforming assets, which consist of nonaccrual loans, loans 90 days or more past due, and other real estate owned, were 457,000 as of June 30, 2004.  Management does not expect to incur any material mosses related to nonperforming assets.

The following table sets forth the amount of non-performing loans and non-performing assets at the dates indicated:

	At June 30,
	2004	2003
Non-accruing loans	$64,000	483,000
Loans 90 days or more past due, still accruing interest	343,000	1,000
Total non-performing loans	407,000	484,000
Other real estate owned	43,000	15,000
Other repossessed assets	7,000	11,000
Total non-performing assets	$457,000	510,000

Total non-performing loans to total loans	4.97%	5.22%
Allowance for loan losses to non-performing loans	42.01%	45.45%
Total non-performing assets to total assets	3.78%	4.37%

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

In the event that additional short-term liquidity is needed, the Bank will retain established relationships created by the Bank with several large regional banks. For example, the Bank has an existing correspondent banking relationship with Plains Capital Bank in Lubbock, Texas. Texline has utilized this relationship as a source of liquidity in the past, and we expect to utilize the facility going forward if needed. Also, the Bank has been a frequent borrower from the Federal Home Loan Bank in the past and at present. In the current rate environment where rates on these funds are at historical lows, the Bank has relied upon this source as an alternative to attracting more expensive deposit funds that would carry a slightly higher interest cost. While we do not intend to rely as heavily on Fed Funds as has the Bank (we intend to repay these funds from the capital raised from the public offering assuming we raise at least $6,000,000), the source will remain available to the Bank going forward.

Through Treaty Oak Holdings, Inc., the Company’s organizing shareholder, the Bank has an existing line of credit with The Independent Banker’sBank (TIB) in the amount of $950,000, which was fully drawn as of June 30, 2004.

Capital Resources

The Company’s capital position provides support for anticipate asset growth and for the absorption of the anticipated losses.

The Bank’s Tier 1 capital position as of June 30, 2004, was $1,332,000 or 19.1% of risk weighted assets.  Total risk based capital was $1,420,000 or 20.4% of risk weighted assets.

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

In addition, to the risk based capital guidelines, banking regulatory agencies have adopted leverage capital ratio requirements.  The leverage ratio – or core capital to assets ratio – works in conjunction with the risk capital guidelines.  The minimum leverage ratios range from three to five percent.  At June 30, 2004, the Bank’s leverage capital ratio was 12.11%.

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

Item 3.                                                           Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date within 90 days prior to the filing of this report.  Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Company and its consolidated subsidiaries in connection with the Company’s filing of its quarterly report on Form 10-QSB for the period ended June 30, 2004.  There have been no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.  In connection with the new rules, the Company is currently in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

PART II.                                                Other Information

Item 1.                                                           Legal Proceedings

The Company has no pending legal proceedings as of June 30, 2004.  From time to time, the Company’s subsidiary is involved in various legal proceedings arising in the ordinary course of business.  These actions are not believed to be material either individually or collectively to the consolidated financial condition of the Company or its subsidiary.

Item 2.                                                           Changes in Securities and Use of Proceeds

On May 7, 2004, the Securities and Exchange Commission declared the Company’s Registration Statement on Form SB-2 (File No. 333-112325) effective under the Securities Act of 1933, as amended, and the Company commenced its public stock offering at such time.  The Company is offering (on a best efforts basis with no underwriters) to sell up to a maximum of 1,440,000 shares of its Common Stock at a purchase price of $8.33 per share with a minimum offering of 360,000 shares.  For every five shares an investor purchases, such investor receives a warrant to purchase an additional share of the Company’s common stock for a purchase price of $10.00 per share.  The warrants will be exercisable until June 30, 2007.  The offering will expire on September 30, 2004.

On August 9, 2004, the Company received $3,163,576 in gross proceeds released from escrow under the offering with respect to the sale of 379,781 shares of the Company’s common stock.  For the period from May 7, 2004, to June 30, 2004, expenses in connection with the issuance and distribution of the common stock were insignificant.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

On May 20, 2004, the Company held its annual meeting of shareholders.  Holders of 1,030,000 of the 1,040,000 outstanding shares of Common Stock were in attendance at the meeting and voted unanimously to elect the following directors.

Class I (terms expire at 2005 annual meeting):  Charles T. Meeks, Marvin L. Schrager, and Arthur                   H. Coleman

Class II (terms expire at 2006 annual meeting):  Jeffrey L. Nash, Toni A. Neal, and Hayden D. Watson

Class III (terms expire at 2007 annual meeting):  Terry W. Hamann, William J. McLellan, and Carl J. Stolle

There were no abstentions or broker non-votes.

Item 5.                                                           Other Information

The Company had anticipated that Hayden D. Watson, a member of the Audit Committee of the Company’s board of directors, would qualify as an “independent audit committee financial expert.”  The Company has since determined that Mr. Watson will not so qualify.  As a result, the Audit Committee does not have a designated audit committee financial expert. The Board of Directors and each of the members of the Audit Committee believe that the Audit Committee as presently comprised thoroughly and adequately performs its primary functions without a member designated as an audit committee financial expert. However, as the Company’s operations expand in the future, the Board and the Audit Committee will seek to add a member that is qualified to serve as an audit committee financial expert.

Item 6.                                                           Exhibits and Reports on Form 8-K

a.               Exhibits

3.1*	Amended and Restated Articles of Incorporation

3.2*	By-laws

4.1*	Specimen Common Stock Certificate, $.01 par value per share

4.2*	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws defining rights of holders of Common Stock

10.1*	Building Lease between PGI Equity Partners, L.P., and Treaty Oak Bank (Opening Soon)

10.2*	Expense Reimbursement Agreement between Treaty Oak Holdings, Inc., and Treaty Oak Bancorp, Inc.

10.3*	Form of Promotional Shares Lock—In Agreement

10.4*	Form of Escrow Agreement between Treaty Oak Bancorp, Inc., and TIB–The Independent BankersBank

10.5*	Form of Treaty Oak Bancorp Shareholders’ Warrant Agreement

10.6*	Treaty Oak Bancorp, Inc., 2004 Stock Incentive Plan (Amended and Restated as of April 12, 2004)

10.7*	Form of Indemnification Agreement between Treaty Oak Bancorp, Inc., and its Directors and Officers, and those of the Bank
10.8*	Registration Rights Agreement between Treaty Oak Bancorp, Inc., and Treaty Oak Holdings, Inc.

10.9*

Stock Purchase Agreement dated June 20, 2003 (as amended on November 26, 2003), by and among Texline State Bank, Charles T. Meeks, certain shareholders of Texline State Bank, and Treaty Oak Bancorp, Inc. (as assignee of Treaty Oak Holdings, Inc.)

10.10	Amended and Restated Promissory Note dated March 9, 2004, between Treaty Oak Holdings, Inc., and Treaty Oak Bancorp, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*                                         Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-112325).

b.              Current Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREATY OAK BANCORP, INC.

Dated: August 13, 2004	By:	/s/ Terry W. Hamann
Terry W. Hamann, President and Chief Executive Officer

	By:	/s/ Sandra L. Ellsworth
Sandra L. Ellsworth, Chief Financial Officer