Form 10KSB
period 2004-09-30
TREATY OAK BANCORP INC
filed 2004-12-30
CIK 1276130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

Commission File Number: 333-112325

Treaty Oak Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Texas	20-0413144
(State or other jurisdiction of corporation or organization)	(I.R.S. Employer Identification Number)

101 Westlake Drive, Austin, Texas	78746
(Address of Principal Executive Offices)	(Zip Code)

(512) 617-3600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  None.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes  ☒   No  ☐

The issuer’s revenues for its most recent fiscal year were approximately $471,000.

The aggregate market value of the common stock held by non-affiliates, based upon the price at which the common stock was sold as of December 12, 2004 was $12,108,680.

The number of shares outstanding of common stock as of the close of business of December 12, 2004 was 2,569,474, $0.01 Par Value Common Stock.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐;  No  ☒

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

Part I.

Item 1.	Description of Business

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Common Equity Holders

Item 6.	Management’s Discussion and Analysis

Item 7.	Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures

Item 8B.	Other Information

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits

Item 14.	Principal Accountant Fees and Services

Signatures

This Form 10-KSB contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of Treaty Oak Bancorp, Inc., that are subject to various factors, which could cause actual results to differ materially from those estimates.  Factors that could influence the estimates include changes in the national, regional and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

i

Part I

Item 1.                                                           Description of Business

Overview

Holding Company

We were incorporated under the laws of the State of Texas on November 18, 2003. Our organizing shareholder is Treaty Oak Holdings, Inc. (“Treaty Oak Holdings”), a corporation incorporated under the laws of the state of Texas on August 8, 2002. Presently our only business is to own and manage our wholly-owned banking subsidiary, Treaty Oak Bank, which is a Texas state-chartered banking association (the “Bank”).

We chose a holding company structure because we believe it will provide flexibility in accommodating our business objectives. For example, with a holding company structure, we may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of that debt to the Bank as primary capital. Additionally, under provisions of the Gramm-Leach-Bliley Act, if we elect to be a financial holding company, we may engage in activities that are financial in nature or incidental or complementary to a financial activity, including merchant banking activities, in which the Bank would be prohibited from engaging. Although we do not presently intend to engage in these financial activities, we would be able to do so without notice to or a filing with the Federal Reserve if we believe that there is a need for these services in our market area, that we can be successful in these activities, and that these activities would be profitable.

On September 30, 2004, we completed our initial public offering of common stock.  The offering, under a registration statement that was declared effective by the SEC on May 7, 2004, contemplated the sale of up to 1,440,000 shares of common stock at a per share price of $8.33, the maximum proceeds of which were anticipated to be $11,995,200.00.  As of the offering’s close on September 30, 2004, we had record subscriptions for a total of 1,589,602 shares.  Assuming all subscriptions close, the cumulative total value of the offering was $13,241,384.66.  We elected to accept additional subscriptions, as permitted by SEC regulation, based upon management’s conclusion that the additional capital would benefit the Bank with the creation of a reserve greater than initially anticipated.

The principal purpose of the offering was to raise additional capital required to relocate the main office of the Bank from Texline, Texas to Austin, Texas, following our acquisition of the Bank and to fund operations related to our expansion into the Austin, Texas, market.

Bank

On April 30, 2004, and June 9, 2004, respectively, we received approval from the FDIC and the Texas Department of Banking, to establish a branch of the Bank in Austin, Texas, relocate the main office of the Bank from Texline, Texas to Austin, Texas, and change the name of the Bank from Texline State Bank to Treaty Oak Bank, subject to certain terms and conditions.  Having met all terms and conditions, including our injection of $6,000,000.00 of additional capital into the Bank, Treaty Oak Bank opened its Austin, Texas, office on September 10, 2004.

While headquartered in Texline, Texas, the Bank’s primary lending activities revolved around agricultural and residential real estate and the agricultural industry, generally.  With the establishment of the Austin location, the Bank added commercial lending, including practice loans for professionals such as doctors, dentists, etc. and consumer lending to its portfolio mix.  The branch in Texline will continue to focus primarily on agricultural lending.  As of September 30, 2004, Treaty Oak Bank had total assets of approximately $21,403,000 and total deposits of approximately $13,193,000.

Our goal is to return a high level of personal service and personal contact to our banking relationships. We believe that we can accomplish the following:

•                                          demonstrate that banking can be built on interpersonal relationships and still be profitable;

•                                          create a bank driven by client needs and expectations;

•                                          use technology to enhance the relationship between the Bank and its clients instead of to replace that relationship;

•                                          empower clients through education; and

•                                          facilitate an open dialogue between clients and our staff.

We believe that we can differentiate ourselves from other banks in our market area by delivering a higher degree of personal service combined with a suite of products and capabilities comparable to that offered by much larger banks, all within a neighborhood community bank.  A measure of our success will depend upon our establishing and developing strong relationships with existing and potential clients.  We intend to empower our employees with both the authority and the responsibility to ensure that each client’s needs are addressed in a timely and satisfactory manner.

We began operation in the first quarter of 2004 with the acquisition of Texline State Bank and received regulatory authority to operate from Austin as a loan production office during the second quarter of the year.  The Bank’s main office in Austin opened on September 10, 2004.  The current Texline banking facility has continued in operation as a branch of Treaty Oak Bank.

Regulatory Matters

Texline State Bank incurred losses and experienced an increase in the level of classified and nonperforming assets, primarily attributable to its former branch in Houston, Texas.  As a consequence of these problems and as a result of an examination of Texline State Bank by the FDIC, Texline State Bank voluntarily entered into a Memorandum of Understanding dated August 10, 2001, with the FDIC and the Texas State Banking Commissioner, which placed certain restrictions on Texline State Bank’s activities and imposes additional reporting obligations upon Texline State Bank.  These restrictions remain in place and applicable to Treaty Oak Bank.  Under the terms of the Memorandum of Understanding, the Bank and and/or its Board of Directors agreed to take certain corrective actions including, among other things, the following:

•                                          reducing the level of classified assets of Texline State Bank;

•                                          revising the Bank’s existing profit plan and taking certain measures to improve profitability;

•                                          evaluating the qualifications of management of the Bank and ensuring each management position is filled with qualified and experienced personnel;

•                                          maintaining an adequate allowance for loan and lease losses;

•                                          improving the Bank’s liability posture and minimizing dependence on volatile funding sources;

•                                          revising the Bank’s interest rate risk measurement model;

•                                          revising the Bank’s loan documentation system and eliminating certain identified technical exceptions;

•                                          revising existing loan policies and internal credit review system; and

•                                          developing a written audit program.

In addition, the Memorandum of Understanding requires that the Bank maintain a Tier 1 leverage capital ratio of 8% and precludes the Bank from paying dividends without the prior written consent of the FDIC and Texas State Banking Commission. The Memorandum of Understanding requires the Bank to submit quarterly reports to the FDIC and the Texas State Banking Commission outlining its progress toward complying with the Memorandum of Understanding.

Previous management of the Bank established action plans to address the concerns identified in the Memorandum of Understanding and to achieve full compliance with its terms. In April 2003, the FDIC advised the Board of Directors of Texline State Bank that Texline State Bank failed to achieve full compliance with the Memorandum of Understanding. In its last accounting report to the FDIC, Texline State Bank reported that it was in full compliance with every provision of the Memorandum of Understanding except for one regarding Texline State Bank’s liquidity. We have taken corrective action to comply with this provision by injecting approximately $6,000,000 in capital into the Bank. Violation of the Memorandum of Understanding could result in the imposition of regulatory sanctions against the Bank, its board of directors and management.

On November 15, 2004, the FDIC began an examination of the Bank.  The FDIC has met with the Bank’s management and Board of Directors concerning the examination, but as of the filing of this report, the FDIC has not issued its final report of the Bank’s examination.  Management believes that the Bank is in substantial compliance with the terms and conditions of the Memorandum of Understanding; however, management is currently in the presence of further strenthening its written audit program.  In addition, we have received no indication from the FDIC or the Texas State Banking Commissioner when the Memorandum of Understanding will be lifted.

Although the final examination report has not been issued by the FDIC regarding the November 15, 2004, safety and soundness examination, during the meeting with representatives of the FDIC, the Bank’s management and its Board of Directors received preliminary results.  As a result of the identification of technical violations of the Bank Secrecy Act (no such violations were identified in the previous examination), primarily with regard to staff training and currency transaction reports, management believes the Bank will likely continue to operate under a memorandum of understanding at least until the next regulatory examination that is scheduled to take place in 2005.

Primary Clients and Markets

The Bank’s target market is the greater Austin metropolitan area and the area in and around Texline, Texas. Based upon population growth data and average household income figures generated by the U.S. Census Bureau for the 10-year period ending in 2000, historical trends and economic forecasts indicate that economic conditions and trends in the Austin metropolitan area are generally more favorable than the economic conditions and trends in other similar metropolitan areas of the United States.

The Bank concentrates on small and middle market businesses and individual clients with net worth in excess of $1,000,000.  The Bank’s Texline operation will continue to concentrate its efforts primarily in agricultural lending.  We believe that the diverse nature of the prospective customers in the target markets will provide a varied client base and allow the Bank to spread lending risk over different industries.  We expect to open additional branches through internal growth and capital expansion but do not plan to compete on a retail basis with the large national banks that have branches located in Austin.

Banking Operations

Core services include traditional banking activities, such as personal and commercial deposit accounts and loans, as well as finance, consulting, and treasury services. Ancillary services include notary services, cashiers’ checks and money orders, traveler’s checks, wire transfers, and other services.

The Bank expects to be an active business lender, with approximately 40% of its total loans as commercial loans and the balance in real estate, agricultural and personal lending. The Bank’s primary targeted businesses are those requiring aggregate loans in the $100,000 to $10,000,000 range. The Bank offers business-oriented banking products and services, including the following:

•                                          commercial loans for businesses to finance internal growth, acquisitions, and equipment leasing;

•                                          real estate and construction loans; and

•                                          cash management services.

The Bank anticipates providing the following business services in the near future:

•                                          commercial trust and escrow services; and

•                                          international services, including letters of credit.

The Bank also offers consumer-oriented banking services, which include consumer loans, checking accounts with debit cards and overdraft protection available, credit card services, traditional savings accounts and certificates of deposit, and 24-hour telephone and Internet banking.

Business Strategies

Our primary objective is to take advantage of expansion opportunities while maintaining efficiency and individualized client service using the following strategies:

•                                          Develop Middle Market Commercial and Private Client Banking.

•                                          Increase Customer Base through Affiliated Services. We are developing lasting and diverse client relationships by taking advantage of opportunities to cross-sell the financial products and services offered by our affiliates, and we use training, incentives, and technology to encourage employee cross-selling efforts.

•                                          Improve Efficiency. We intend to maintain stringent cost control practices and policies.

•                                          Increase Loan Volume and Diversify Loan Portfolio.

•                                          Expand Operations. Factors used to evaluate expansion opportunities include the following: nature and projected profitability of the market; opportunity to enhance image and market presence; and potential to enhance shareholder value.

We are developing systems and training personnel to deliver the level of banking experience that is the cornerstone of our business. We are marketing through a series of established relationships, including current clients, investors, friends, and business partners of the advisors and directors. By working with community and business leaders, we expect to develop a bank that is an integral part of the community. We endeavor to create professional relationships with individuals and businesses that complement our client base.

We are currently forecasting the opening of new offices as part of our expansion. We expect to pursue expansion in an area roughly outlined by Bee Cave Road, U.S. Highway 71, Ranch Road 620, U.S. Highway 183, and Loop 1 (Mopac Expressway). Offices in this area would allow us to surround our target market and allow our clients convenient access to the Bank and its resources. Secondary expansions may include south Austin and the nearby cities of Dripping Springs, Round Rock, and Georgetown, Texas.

Services Offered

Deposit Services

The Bank offers a traditional mix of deposit accounts. Rates and terms are set by the Bank’s senior management team and are updated continually based on market conditions. We strive to create a stable, low-cost base of deposits through personalized offerings and high levels of client service.

The Bank also offers a variety of other types of accounts:

•                                          goal-oriented savings accounts;

•                                          accumulation certificates of deposit (CDs);

•                                          standard CDs;

•                                          children’s savings accounts;

•                                          medical savings accounts;

•                                          IRA accounts; and

•                                          educational accounts.

In order to maximize our ability to serve our clients in a cost-effective manner, we provide automated and electronic account management tools free of charge to all clients.

Lending Services

Our lending practices are targeted to meet the credit needs of small to medium-sized business. These loans include lines of credit, term loans, home equity products, construction loans and commercial real estate loans for owner-occupants. Our loan portfolio relies on the commercial and consumer credit experience of the loan committee and primary servicing officers.

The Bank’s credit standards include consideration of the following:

•                                          historical and projected financial information;

•                                          strength of management;

•                                          acceptable collateral and associated advance rates;

•                                          market conditions; and

•                                          trends in the borrower’s industry.

As a state chartered bank, total loans and extensions of credit to a person or entity at one time may not exceed an amount equal to 25% of the lesser of the Bank’s capital and certified surplus or the Bank’s total equity capital according to Texas law.  We have elected to establish an “internal lending guideline” equal to 90% of the Bank’s legal lending limit.

The Bank is primarily a secured lender with 90% or more of all loans collateralized. Further, a maximum loan to value ratio of 80% is generally targeted for purchase money loans or loans based upon an acceptable appraisal.

We analyze prospective loans based on industry concentrations in the Bank’s loan portfolio to prevent an unacceptable concentration of loans in any particular industry. The Bank strives to diversify its loan portfolio by spreading loans over multiple industries and reviewing concentration of loans to related industries.  The Bank focuses on middle market commercial and high net worth individual clients. The Bank endeavors to ensure loans that are appropriately collateralized according to its credit standards. We strive to tailor credit policies and underwriting guidelines to address the unique risks of each industry in the portfolio. We seek a reasonable mix of industries and loan types with up to 40% of the Bank’s portfolio over time comprised of commercial loans to businesses, and up to 50% of the portfolio concentrated in real estate loans, including interim construction loans secured by real estate owned by owner/operators.

Interest rates of the Bank’s variable rate loans fluctuate with a predetermined indicator, such as the United States prime rate or the London Inter-Bank Offered Rate. Variable rates help to protect the Bank from risks associated with interest rate fluctuations since the rates of interest earned by the Bank automatically reflect those fluctuations. Our expectation is to develop a loan portfolio consisting of approximately 85% variable rate loans.

Internet Services

Our service strategy is enhanced through the Internet. We believe the Bank’s Internet client demographics parallel those of the general Internet population. Our website, TreatyOakBank.com, provides a complete line of deposit services.

We have contracted with third party vendors to provide both basic computer systems and advanced security measures. All banking transactions are encrypted and routed behind the security system. Clients are able to access the Bank’s services through any Internet service provider by means of a secure Web browser.

Other Services

We provide other incentives and benefits to our customers, including the following:

•                                          Rebates of ATM fees paid at most ATM machines throughout the United States;

•                                          Courier service to pick up non-cash deposits from banking clients who have achieved a specific level of relationship profitability;

•                                          The ability to “link” multiple accounts of different but related bank clients for the calculation of overall relationship profitability; and

•                                          Extended banking hours.

Affiliate Services

We have relationships with affiliated companies that are located in our office complex. These affiliated companies offer services that complement our banking services and are as follows:

•                                          financial planning for both individuals and businesses;

•                                          business consulting and advisory services;

•                                          insurance services for both individuals and businesses;

•                                          estate planning;

•                                          tax planning for both individuals and businesses;

•                                          asset management;

•                                          investment advisory services; and

•                                          bookkeeping and related services.

We believe that our business relationships with these other services providers create an integrated service model for our clients and provide a team approach to financial and professional services, increasing the ease and convenience of financial services for those who need them. Our integrated model is intended to relieve the client of the burden of overseeing scattered financial services providers by creating a “one-stop shop” where the client can choose which services best suit his or her needs. In addition, we expect the Bank to be a desired service for existing and new clients of our strategic partners and affiliates who have expressed deep dissatisfaction with their banking relationships and have responded favorably to preliminary inquiries regarding the proposed service model.

Market Analysis

Austin Market

According to U.S. Census Bureau data, the Austin metropolitan area has a population of 1,249,763 with a per capita income of $32,039 and a collective buying power of $29 billion a year. The 2001 median price of homes was $163,500. Austin has 16,700 small and medium-sized women or minority-owned businesses, which generate $2.4 billion a year in sales.

The presence of the state government in Austin has prompted the growth of supporting industries and professions. Austin is also the home of the main campus of the University of Texas and half a dozen smaller colleges and universities, which gives Austin an unusually well-educated population and a steady supply of new workers.

The greater Austin area currently has an estimated 8.5 million square feet of office space available for lease, including vacant sublease space, and 9,000 homes for sale. However, these numbers can be deceptive if taken out of their economic context.  The 8.5 million square feet of office space available for lease represents less than 24% of the office space available in downtown Austin alone. Similarly, 8,786 new homes were built during a recession. Therefore, the estimated 9,000 homes for sale is not a reliable indicator of economic instability.

Our initial target market has over 2,000 small businesses, and its rolling six-month average price for homes is $583,201. According to U.S. Census Bureau data, 60% of all adults in the area have at least a bachelor’s degree and are professionals or executives. The average household size is 3.1 people, and the annual retail consumer deposit base is $1 billion a year.

We estimate that the diverse and innovative businesses in the target community generate between $900 million and $1.5 billion per year in sales.  According to a study by the American Bankers Association, the primary reason a small business leaves a bank is poor service. We believe that the small businesses in our target area are ready for a new provider of banking services, one that will be responsive to their needs and proactive with solutions.

Competition

The banking business in our primary market has become increasingly competitive over the past several years, and we expect the level of competition to continue to increase. We will compete with some of the largest banking organizations in the state and the country. In addition, we face competition from other financial institutions, such as federally and state-chartered savings and loan institutions, including Plains Capital Bank and Prosperity Bank, and other lenders engaged in the business of extending credit or taking investment monies, such as consumer finance companies and mutual funds. Our competitors also include well-capitalized local banks, branches of large regional or national banks, and state-regulated entities offering bank-like services and products. In addition, there are also quasi-banking institutions, such as credit unions and brokerage houses that may compete with us. University Federal Credit Union and Austin TELCO are two particular examples of these types of competitors, which have the ability to make loans, issue credit cards, cash checks, conduct wire transfers, and mimic most other banking functions.

Many of our larger competitors have broader geographic markets and higher lending limits than us and have greater access to capital and other resources. They are also able to provide more services and make greater use of media advertising. Although we will compete directly with these larger institutions from time to time, we will likely compete more directly with regional and mid-sized banks that have offices in our target markets. These community banks and others in surrounding areas have a direct competitive advantage as borrowers tend to “shop” the terms of their loans and deposits. In addition, the quasi-banking institutions and non-bank competitors do not fall under the tight regulatory environment applicable to banks. Not being subject to the same degree of regulation as we are gives these competitors advantages over us in providing some services and may enable them to offer more favorable financing alternatives.

Despite the competition in our target markets, we believe that we have certain competitive advantages that distinguish us from our competition. We believe the Bank can compete effectively with other financial institutions by emphasizing client service, technology, and responsive decision-making, and by building long-term client relationships based on products and services designed to address clients’ specific needs. We offer customers modern banking services without forsaking community values such as prompt, personal service and friendliness. We offer personalized services and attract customers by being responsive and sensitive to their individualized needs. One of our principal competitive advantages is our local decision-making process as opposed to electronic, remote, or out-of-market decisions. We believe our approach to business builds goodwill among our customers, shareholders, and the communities we serve that will result in referrals from shareholders and satisfied customers.

Another competitive advantage is our experienced management team. Our president, Jeff Nash, has more than 25 years of financial, operational, and leadership experience. Tony White, our Texline Market President, has more than 20 years experience lending to the agriculture industry.  Likewise, our senior credit officer, senior lender and chief financial officer all have in excess of 20 years of banking experience.  In addition, our Board of Directors has been chosen based on the members’ financial, legal, and leadership experience.

Marketing

Our marketing efforts are two pronged. First, we market the Bank directly, through traditional marketing techniques. Second, we market the Bank by cross-selling affiliated services.

Traditional Marketing

•                                          Community Events. We are actively participating in local community events, including significant support for the schools in our areas, to develop a community-oriented image. In addition, a number of our investors, advisors, and directors are active in local charities.

•                                          Direct Mail. We are targeting direct mail campaigns at specific neighborhoods. We track and analyze the responses to those activities to identify the needs of our community and the effectiveness of the efforts.

•                                          Print Ads. We advertise in local editions of national papers, local newspapers, and various other local publications to keep the Bank in front of decision-makers’ eyes so that when they seek a change in banks, they will choose us to be their new provider.

•                                          Local Organizations. We work with community groups to expand our network and cultivate the image of a service-oriented bank throughout the community.

•                                          Internet Advertising. We do not plan to market the Bank on the Internet. However, we may use the Internet to create interest in various products and to drive leads for various products.

•                                          Telephone Calls. We contact existing clients by phone to inform them about various products when their marketing profiles indicate that the products may be useful. We also use cold calls to create a dialogue with potential clients.

•                                          Radio. We intend to evaluate radio advertising as an alternative to television advertising. We intend to identify the top four or five stations and the programs that our current clients listen to and advertise for new clients on those stations and programs.

Cross-Selling Affiliated Services

We are able to draw clients from several affiliated entities with which we have existing business relationships and which provide financial services that are available to our customers, including the following:

Financial Services Firms

•                                          PGI Capital, Inc., is a capital management company that currently acts as the general partner for PGI Equity Partners, LP, which owns the property where our offices and the Bank are located.

•                                          Treaty Oak Financial Services/Treaty Oak Investment Advisors, Inc, provides investment advisory, asset management, and financial planning services.

•                                          Treaty Oak Securities Corp. provides brokerage services.

•                                          Treaty Oak Business Consulting, Inc., offers bookkeeping, systems integration, valuation, and other related consulting services.

Professional Services Firms

•                                          Ernstmeyer & Pietrantone, P.C., is a law firm offering business law and estate planning services.

•                                          Hamann & Associates, P.C., is an accounting firm primarily offering tax planning and preparation services for both individuals and small businesses.

Employees

We have a total of 24 employees, 19 of whom are full-time employees and 21 of whom are employees of the bank.  Of those, 14 are employed at the Austin headquarters and seven are employed in Texline.

Supervision and Regulation

Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance and those of the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the FDIC, the Texas Department of Banking, the Internal Revenue Service, and state taxing authorities. The effect of these statutes, regulations, and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the banking industry. The system of supervision and regulation applicable to us and our banking subsidiary establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the Bank’s depositors, and the public, rather than the shareholders and creditors. The following is an attempt to summarize some of the relevant laws, rules, and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules, and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Treaty Oak Bancorp

We are a bank holding company registered with, and subject to regulation by, the Federal Reserve under the “Bank Holding Company Act of 1956.” The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and commit resources to support the Bank. This support may be required under circumstances when we might not be inclined to do so absent this Federal Reserve policy. As discussed below, we could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations.

Certain acquisitions.  The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the USA PATRIOT Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.

Under the Bank Holding Company Act, any bank holding company located in Texas, if adequately capitalized and adequately managed, may purchase a bank located outside of Texas. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Texas may purchase a bank located inside Texas. In each case, however, restrictions currently exist on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

Change in bank control.  Subject to various exceptions, the Bank Holding Company Act and the “Change in Bank Control Act of 1978,” together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to our Company, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

Permitted activities.  Generally, bank holding companies are prohibited under the Bank Holding Company Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (1) banking or managing or controlling banks or (2) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•                                          factoring accounts receivable;

•                                          making, acquiring, brokering, or servicing loans and usual related activities;

•                                          leasing personal or real property;

•                                          operating a non-bank depository institution, such as a savings association;

•                                          trust company functions;

•                                          financial and investment advisory activities;

•                                          conducting discount securities brokerage activities;

•                                          underwriting and dealing in government obligations and money market instruments;

•                                          providing specified management consulting and counseling activities;

•                                          performing selected data processing services and support services;

•                                          acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•                                          performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of any of its banking subsidiaries. A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•                                          lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•                                          insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•                                          providing financial, investment, or advisory services;

•                                          issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•                                          underwriting, dealing in, or making a market in securities;

•                                          other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•                                          foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•                                          merchant banking through securities or insurance affiliates; and

•                                          insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary that we may own at the time must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

Sound banking practice.  Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve Board’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The “Financial Institutions Reform, Recovery and Enforcement Act of 1989” expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. The Financial Institutions Reform, Recovery and Enforcement Act increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. The Financial Institutions Reform, Recovery and Enforcement Act also expanded the scope of individuals and entities against which such penalties may be assessed.

Anti-tying restrictions.  Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends.  Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below. As a Texas corporation, we are restricted under the “Texas Business Corporation Act of 1957” from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “SOX Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  Among other requirements, the SOX Act established: (i) new requirements for audit committees of public companies, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance, and (v) new and increased civil and criminal penalties for violation of the securities laws.

The Bank

The Bank is subject to various requirements and restrictions under the laws of the United States and the State of Texas, and to regulation, supervision, and regular examination by the Texas Department of Banking and the Federal Deposit Insurance Corporation. The Texas Department of Banking and the Federal Deposit Insurance Corporation have the power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities of the Bank. In addition to these restrictions, the Bank entered into a Memorandum of Understanding with the FDIC and the Texas Department of Banking, which places additional restrictions on the Bank’s activities and imposes additional reporting obligations on the Bank.

Regulation of lending activities.  Loans made by the Bank are subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Texas Finance Code, The Texas Consumer Credit Code, the Texas Consumer Protection Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and adjustable rate mortgage disclosure requirements. Remedies to the borrower or consumer and penalties to the Bank are provided if the Bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.

Dividends.  All dividends paid by the Bank are paid to our Company, as the sole shareholder of the Bank. The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations. The dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements, and general business conditions.

The ability of the Bank, as a Texas banking association, to pay dividends is restricted under applicable law and regulations. The Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner. All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses. The Federal Deposit Insurance Corporation has the right to prohibit the payment of dividends by the Bank where the payment is deemed to be an unsafe and unsound banking practice. The Bank is also subject to certain restrictions on the payment of dividends as a result of the requirements that it maintain an adequate level of capital in accordance with guidelines promulgated from time to time by the Federal Deposit Insurance Corporation. Under the existing Memorandum of Understanding, Texline State bank is currently restricted from paying dividends without the prior written consent of the FDIC and the Texas State Banking Commissioner.

The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general, applicable tax rates in effect from year to year, and the discretion of the Board of Directors of the Bank. The Bank’s ability to pay dividends in the future will directly depend on the Bank’s future profitability, which cannot be accurately estimated or assured.

Capital adequacy.  In 1990, the federal banking regulators promulgated capital adequacy regulations to which all national and state banks, such as the Bank, are subject. These requirements are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed previously. Under the existing Memorandum of Understanding, Texline State Bank is required to maintain a leverage capital ratio of 8%. At December 31, 2003, Texline State Bank was “well-capitalized” and had a total risk-based capital ratio of 12.65%, a Tier I risk-based capital ratio of 11.39%, and a leverage capital ratio of 9.04%.

Prompt Corrective Action.  Banks are subject to restrictions on their activities depending on their level of capital. The Federal Deposit Insurance Corporation’s “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of 6% or more, and a leverage ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a core capital ratio of 4% or more, and a leverage ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of 3% or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a core capital ratio of less than 4%, or a leverage ratio of less than 4%. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than 6%, a core capital ratio of less than 3%, and a leverage ratio of less than 3%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to 2%. In addition, the Federal Deposit Insurance Corporation has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. Based on the foregoing classifications, Texline State Bank was “well-capitalized” at December 31, 2003.

If a state nonmember bank, such as the Bank, is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Federal Deposit Insurance Corporation. An undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Deposit Insurance Corporation of a capital restoration plan for the bank.

If a state nonmember bank is classified as undercapitalized, the Federal Deposit Insurance Corporation may take certain actions to correct the capital position of the bank. If a bank is classified as significantly undercapitalized, the Federal Deposit Insurance Corporation would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities, and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the Federal Deposit Insurance Corporation determines otherwise.

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities, and affects the deposit insurance premiums paid by the bank. The Federal Deposit Insurance Corporation is required to conduct a full-scope, on-site examination of every bank at least once every 12 months.

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The Federal Deposit Insurance Corporation may permit, on a case-by-case basis, banks that are adequately capitalized to accept brokered deposits if the Federal Deposit Insurance Corporation determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

Community Reinvestment Act.  Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the needs of its entire community, including low- and moderate-income neighborhoods served by the Bank. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community. On a periodic basis, the Federal Deposit Insurance Corporation is charged with preparing a written evaluation of the Bank’s record of meeting the credit needs of the entire community and assigning a rating. The bank regulatory agencies will take that record into account in their evaluation of any application made by the Bank or the Company for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. An “unsatisfactory” Community Reinvestment Act rating may be used as the basis to deny an application. In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a Community Reinvestment Act rating of at least “satisfactory”. Texline State Bank was last examined for compliance with the Community Reinvestment Act on March 1, 2000, and received a rating of “outstanding.”

Deposit Insurance.  The Bank’s deposits are insured up to $100,000 per depositor by the Bank Insurance Fund. As insurer, the Federal Deposit Insurance Corporation imposes deposit premiums and is authorized to conduct examinations of and to require reporting by the Bank. The Federal Deposit Insurance Corporation assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The Federal Deposit Insurance Corporation determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. The Bank’s deposits insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the Federal Deposits Insurance Corporation. Any increase in insurance assessments could have an adverse effect on the Bank’s earnings.

USA PATRIOT Act.  On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 in response to the terrorist events of September 11, 2001. Also known as the “USA PATRIOT Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime, and money laundering. The USA PATRIOT Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules, and enhanced anti-money laundering programs. Under the Act, each financial institution is required to establish and maintain anti-money laundering compliance and due diligence programs, which include, at a minimum, the development of internal policies, procedures, and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test programs. In addition, the Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions.

On April 24, 2002, the Treasury Department issued regulations under the USA PATRIOT Act. The regulations state that a depository institution will be deemed in compliance with the Act provided it continues to comply with the current Bank Secrecy Act regulations.

The Bank amended its Bank Secrecy Act Policy to include the provisions of the USA PATRIOT Act, including specific steps employed to properly identify individual customers and an enhanced due diligence program to identify suspicious activity of individual customers. Separate files are maintained to segregate identification records from other banking information. In addition, the bank intends to use ancillary products to its core processing system that will allow the identity of new customers to be immediately verified at account opening, as well as checking against lists of known terrorist or money laundering individuals and organizations.

The policy also includes procedures to be followed should a match occur in comparing customers with lists of known terrorist organizations or individuals. The funding of transactions is prohibited from occurring unless certain procedures for identification have been fulfilled.

The policy also includes provisions for training and periodic audit.

Transactions with affiliates.  Transactions between the Bank and any of its affiliates (including Treaty Oak Bancorp and Treaty Oak Holdings) are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of a bank for purposes of Sections 23A and 23B unless it engages in activities not permissible for a national bank to engage in directly. Generally, Sections 23A and 23B (1) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans to an affiliate, the purchase of or investment in securities issued by an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee for the benefit of an affiliate, and similar transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is also restricted in the loans that it may make to its executive officers and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of the Company, and certain entities affiliated with any such person.

On October 31, 2002, the Federal Reserve issued a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B of the Federal Reserve Act, which are intended to protect insured depository institutions from suffering losses arising from transactions with affiliates. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by Bank and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

Branch banking. Pursuant to the Texas Finance Code, all banks located in Texas are authorized to branch statewide. Accordingly, a bank located anywhere in Texas has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within our market area. If other banks were to establish branch facilities near our facilities, it is uncertain whether these branch facilities would have a material adverse effect on the business of the Bank.

In 1994 Congress adopted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. That statute provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Texas law permits interstate branching in two manners, with certain exceptions. First, a financial institution with its main office outside of Texas may establish a branch in the State of Texas by acquiring a financial institution located in Texas that is at least five years old, so long as the resulting institution and its affiliates would not hold more than 20% of the total deposits in the state after the acquisition. In addition, a financial institution with its main office outside of Texas generally may establish a branch in the State of Texas on a de novo basis if the financial institution’s main office is located in a state that would permit Texas institutions to establish a branch on a de novo basis in that state.

The Federal Deposit Insurance Corporation has adopted regulations under the Riegle-Neal Act to prohibit an out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities served by the out-of-state bank.

Enforcement authority.  The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including management, employees, and agents of a financial institution, as well as independent contractors such as attorneys, accountants, and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty, or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, or take other action as determined by the ordering agency to be appropriate.

Governmental monetary policies.  The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve. Those monetary policies influence to a significant extent the overall growth of all bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company, therefore, cannot be predicted accurately.

All of the above laws and regulations add to the cost of our operations and thus have a negative impact on profitability. You should note that there has been a tremendous expansion experienced in recent years by financial service providers that are not subject to the same rules and regulations as are applicable to the Company and the Bank. These institutions, because they are not so highly regulated, have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Forward Looking Statements

This report contains various “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements about us and our subsidiaries are subject to risks and uncertainties. These statements include discussions of our business strategy, future financial performance, projected plans, and objectives. Information about markets for our products and services and trends in sales, as well as statements preceded by, followed by, or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate,” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. You should understand that the following important factors, in addition to those discussed elsewhere in this report and our other filings with the Securities and Exchange Commission, could affect our future results and could cause results to differ materially from those expected in the forward-looking statements:

•                                          effects of economic conditions and interest rates on a local, state, or national basis;

•                                          performance of the Bank;

•                                          competitive pressures in the financial services industry;

•                                          financial resources of, and products available to, competitors;

•                                          changes in the interest rate environment;

•                                          changes in laws and regulations to which Treaty Oak Bancorp, the Bank, our customers, competitors, and potential competitors are subject, including those related to banking, tax, securities, insurance, and labor; and

•                                          the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels.

The forward-looking statements involve risks and uncertainties in addition to the risk factors described above. We cannot foresee or identify all of these factors. Except for any ongoing obligations to disclose material information under federal or state securities laws, we do not undertake any obligations to update any forward-looking statement, or to disclose any facts, events, or circumstances after the date of this report that may affect the accuracy of any forward-looking statement.

Investment Considerations

An investment in our common stock involves certain risks.  You should consider carefully the following risks and other information in this report, including our financial information and related notes, before investing in our common stock.

We have a limited operating history in Austin, Texas, upon which to base an estimate of our future financial performance.

Treaty Oak Bancorp was formed in November 2003 and has just over ten months of operating results, and most of our efforts have been devoted to acquiring and funding the Bank.  Our current assets consist of cash, intangible assets related to our organizational efforts, and our ownership of Treaty Oak Bank, which has been operating in Austin since September 10, 2004.  Our growth will be primarily dependent upon the operation of the Bank headquartered in Austin, Texas. Consequently, we have little to no historical operating or financial information for which to base an investment decision in Treaty Oak Bancorp.

We expect to incur losses during our initial years of operations in Austin, Texas.

Our profitability will depend on the Bank’s profitability, and we can give no assurance of when or if the Bank will operate profitably. We have incurred substantial start-up expenses associated with our organization and our recent public offering and do not expect to be profitable in the fiscal year ending September 30, 2005.  In addition, we expect to sustain losses or achieve minimal profitability during our initial years of operations in Austin, Texas.  At September 30, 2004, we had an accumulated deficit account of $2,151,000, principally resulting from the organizational and pre-opening expenses that we have incurred in connection with our acquisition and relocation of the Bank. In addition, due to the extensive regulatory oversight to which we will be subject, we expect to incur significant administrative costs. Our success will depend, in large part, on our ability to address the problems, expenses, and delays associated with integrating the operations from our Texline branch of the Bank and establishing and maintaining the main office of the Bank in Austin, Texas, as well as our ability to attract and retain customers for our services.

We will face intense competition from a variety of competitors.

The banking business in our target banking market and the surrounding areas has become increasingly competitive over the past several years, and we expect the level of competition to continue to increase. In the primary target area of West Lake Hills, Texas, a suburb of Austin, Texas, there are 12 different banks operating from 17 different locations. The profitability of the Bank (and thus our profitability) will depend on the Bank’s ability to compete effectively in our banking market.

Many non-bank competitors are not subject to the same degree of regulation as we are, have advantages over us in providing some services, and may be able to offer more favorable financing alternatives than the Bank. Many competitors are larger than we will be initially and have greater access to capital and other resources. The Bank also will compete with companies located outside of our banking market that provide financial services to persons within our banking market.

If this competition forces us to offer aggressive loan and deposit rates, the Bank’s net interest margin will be diminished. This may decrease net interest income and adversely affect our financial performance and results of operations. Many of our competitors will have established customer bases and offer services, such as extensive and established branch networks and trust services, which we either do not expect to provide or will not provide for some time.

Though we believe that our approach to providing services will be unique and will allow us to be a successful competitor in the area’s financial services market, there is no assurance that our business model will be well received by the public, nor can we assure you that we will be able to compete successfully with other financial service providers serving our target banking market. Our inability to compete effectively could have a material adverse effect on our growth and profitability.

Departures of our key personnel or directors may impair our operations.

Our performance depends on the services and performance of senior management and other key personnel, and our ability to attract and retain highly qualified senior management experienced in banking and financial services will influence our success. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy.

In particular, we believe Terry W. Hamann, Jeffrey L. Nash, Sandra L. Ellsworth, and Charles T. Meeks are important to our success. Terry Hamann has been instrumental in our organization and is our chief executive officer. Jeff Nash has also been instrumental in our organization and directly oversees the Bank’s daily operations. Sandra Ellsworth is our chief financial officer and the Bank’s cashier and is responsible for all accounting and financial performance measurement tracking activities. Charles Meeks has over 40 years of banking experience and serves as the Bank’s chairman of the board of directors. We currently do not have any employment agreements with these individuals. If any of these individuals leaves his or her respective position, our financial condition and results of operations may suffer.

Additionally, if the services of any of our other key personnel should become unavailable for any reason, we would be required to employ other persons to help manage and operate our business, and we cannot assure you that we would be able to employ qualified persons on terms acceptable to us. Additionally, our directors’ and senior management’s community involvement, diverse backgrounds, and extensive local business relationships are important to our success. If the composition of our management team changes materially, our business may suffer.

Our current management maintains significant control over us.

Our current executive officers and directors, own 5.1% of our outstanding stock on a fully-diluted basis.  In addition, the majority of the 500,000 shares remaining available for issuance under our stock incentive plan are intended to be granted to officers, directors, and key employees. Moreover, our largest shareholder is Treaty Oak Holdings, Inc., which owns approximately 39% of our common stock. As a result, Treaty Oak Holdings, Inc. will be able to assert considerable influence concerning matters submitted to our shareholders. Seven members of our Board of Directors serve on the Board of Directors of Treaty Oak Holdings, and our directors and executive officers beneficially own approximately 71% of Treaty Oak Holdings, Inc.

In addition, our Board of Directors is classified into three classes of three directors each. Only directors in one respective class are elected each year at our annual shareholder meeting. Accordingly, directors of a class elected at an annual meeting of shareholders serve three-year terms.

As a result, our directors and executive officers are able to influence, to a significant extent, the outcome of all matters required to be submitted to our shareholders for approval (including decisions relating to the election of directors), the determination of day-to-day corporate and management policies and other significant corporate activities.

We must effectively manage our lending activities and our credit risk.

The Bank’s loan portfolio and investments in marketable securities could subject us to a concentration of credit risk. Inherent risks in lending include the inability to compete with other lenders, lack of control over fluctuations in interest rates, and economic downturns. We will use high credit standards to reduce the risk of uncollectible loans and variable interest loans to offset the risk of interest rate fluctuations, will develop attractive loan products, and will take other measures to reduce inherent lending risks. During its initial years of operations, the Bank’s legally mandated lending limits will be lower than those of many of our competitors because we will have less capital than many of our competitors. Our lower lending limits may discourage potential borrowers who have lending needs that exceed our limits, which may restrict our ability to establish relationships with larger businesses in our area. We plan to serve the needs of these borrowers by selling loan participations to other institutions where appropriate and acceptable to the clients. The Bank will maintain reserves against loan losses and will periodically reevaluate its credit standards, but its lending activities may have an adverse impact on our profitability. In addition, we cannot assure you that our credit administration personnel, policies and procedures will be adequate for us to adapt to the Austin market.

Interest rate fluctuations may affect us negatively.

The Bank’s operations could be affected adversely due to interest rate movement. The Bank’s profitability (and, therefore, our profitability) depends, in part, on its net interest income, which is the difference between the income that the Bank earns on its interest-earning assets, such as loans, and the expenses that the Bank incurs in connection with its interest-bearing liabilities, such as checking or savings deposits or certificates of deposit.

Changes in the general level of interest rates and other economic factors can affect the Bank’s net interest income by affecting the spread between interest-earning assets and interest-bearing liabilities. Interest rate risk arises in part from mismatches between the dollar amount of repricing or maturing assets and liabilities. More assets than liabilities repricing or maturing over a given time frame is considered asset-sensitive, and more liabilities than assets repricing or maturing over a given time frame is considered liability-sensitive. A liability-sensitive position will generally enhance earnings in a falling interest rate environment and reduce earnings in a rising interest rate environment, while an asset-sensitive position will generally enhance earnings in a rising interest rate environment and will reduce earnings in a falling interest rate environment.

Changes in the general level of interest rates also affect, among other things, the Bank’s ability to make new loans, the value of interest-earning assets and the Bank’s ability to realize gains from the sale of such assets, the average life of interest-earning assets, and the Bank’s ability to obtain deposits in competition with other available investment alternatives. Interest rates are highly sensitive to many factors beyond the Bank’s control, including government monetary policies and economic and political conditions, both domestic and international.

We anticipate that the Bank will be no more or less interest rate sensitive than other commercial banks, generally. We intend for the Bank to maintain an interest rate strategy and offer only a limited number of fixed rate loans. In addition, we intend to establish interest rates on deposit accounts that will diminish the likelihood of attracting transient or “volatile” funds; however, we cannot assure you that we will be able to maintain the same level of insulation with the Bank that it has maintained historically. We will also attempt to maintain a favorable match between maturities or “repricing dates” of our interest earning assets and interest bearing liabilities. We intend to support a monitoring committee of senior officers and outside directors through simulation analysis, which will determine the impact of interest rate changes, balance sheet trends, and business strategies, and which should spur development and implementation of appropriate strategies. However, we cannot assure you that the Bank will achieve positive net interest income.

An economic downturn, especially one affecting our primary service area, may have an adverse effect on our financial performance.

As a holding company for a community bank, our success will depend on the general economic condition of the region in which we operate, which we cannot forecast with certainty. Unlike many of our larger competitors, the majority of our borrowers and depositors will be individuals and small-to medium-sized businesses located or doing business in our local banking market. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of our larger, more geographically diverse competitors. Factors that adversely affect the economy in our local banking market could reduce our deposit base and the demand for our products and services, which may decrease our earnings.

Our growth plans and strategies associated with strategic alliances may lead to inefficiencies.

We may enter into strategic alliances with third parties. Risks common to these alliances include:

•                                          difficulty in assimilation of the operations, technology, and personnel of the combined companies;

•                                          disruption of ongoing business;

•                                          inability to retain key personnel;

•                                          inability to integrate acquired businesses successfully;

•                                          additional expenses associated with the impairment of goodwill and the amortization of purchased intangible assets;

•                                          additional operating losses and expenses associated with the acquired businesses;

•                                          maintenance of uniform standards, controls, and policies; and

•                                          possible impairment of relationships with existing employees and customers.

In addition, increases in our client base will produce increased demands on sales, marketing, administrative, and client service resources. To manage the expected growth of our operations and personnel and the strain on our available managerial and operational resources, we will need to implement new operational and financial systems or improve or expand the capabilities of existing systems and widen the scope of our internal procedures and controls, as well as recruit, hire, train, motivate, and manage our growing employee base. We also intend to promote new or complementary services. Our inability to generate satisfactory revenues from expanded services and products to offset the cost of developing and implementing them could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Monetary policy and other economic factors could affect our profitability adversely.

The following factors will affect the demand for loans and the ability of the Bank and other banks to attract deposits:

•                                          changes in governmental economic and monetary policies;

•                                          the Internal Revenue Code and banking and credit regulations;

•                                          national, state, and local economic growth rates;

•                                          employment rates; and

•                                          population trends.

The success of the Bank will depend in significant part upon its ability to maintain a sufficiently large interest margin between the rates of interest it receives on loans and other investments and the rates it pays out on deposits and other liabilities. The monetary and economic factors listed above, and the need to pay rates sufficient to attract deposits, may adversely affect the ability of the Bank to maintain an interest margin sufficient to result in operating profits. We do not anticipate significant risk from foreign currency transactions. However, with our proximity to Mexico and the development of global trading, we may be subject to limited foreign currency risk.

We compete in an industry that continually experiences technological change, and we may not be able to compete effectively with other banking institution with greater resources.

In order to compete effectively with competitors that have significantly more resources, we will need to maintain an infrastructure capable of implementing our business objectives as a community bank to provide a superior level and quality of services. Our infrastructure needs to be flexible and adapt to technological changes; however, we do not have the same level of resources as some of our competitors. We have a limited number of software and hardware suppliers. Furthermore, because we have operated in Austin, Texas, for a short time, we have very little experience with local software and hardware suppliers or other vendors that might provide us with technology infrastructure support. In addition, we will need to update our infrastructure continually and hire additional personnel to accommodate increases in the number of customers. Any inability to develop and maintain the appropriate infrastructure may cause unanticipated service disruptions, slower response times, reduced levels of customer service, impaired quality, or delays in reporting accurate financial information. We cannot assure you that we will be able to project accurately the rate or timing of increases, if any, in the subscriptions to services or upgrade and expand our systems in a timely manner or to integrate any newly developed systems smoothly. Our inability to do so could have a material adverse effect on our ability to compete effectively in our market and also on our business, financial condition, and results of operations.

The Bank has incurred losses in the last three fiscal years.

Over the last three fiscal years, the Bank has experienced losses from operations stemming primarily from its past operations in Houston, Texas and in connection with the relocation of the Bank’s main office to Austin, Texas. For the fiscal year ended September 30, 2004, which year began on the date of acquisition, March 9, 2004, the Bank had an operating loss of $798,000.  For the fiscal year ended September 30, 2003, the Bank reported an operating loss of $52,000 and for the preceding fiscal year, the Bank reported a loss of $318,000. Financial information of the Bank for the preceding three fiscal years can be summarized as follows:

	Fiscal Year Ended September 30, 2004 (1)	Fiscal Year Ended September 30, 2003	Fiscal Year Ended September 30, 2002
Gross Revenues	$504,000	$969,000	$1,107,000
Total Expenses	$1,302,000	$1,021,000	$1,425,000
Net Income (Loss)	$(798,000)	$(52,000)	$(318,000)
Total Assets	$21,403,000	$11,462,000	$12,593,000
Deposit Liabilities	$13,193,000	$9,115,000	$10,179,000
Other Liabilities	$563,000	$1,336,000	$1,350,000
Shareholders’ Equity	$7,647,000	$1,011,000	$1,064,000

(1)  The fiscal year ended September 30, 2004, for the Bank is for the period from March 9, 2004, to September 30, 2004, and includes purchase accounting adjustments.  The financial information is not therefore comparative.

There are no assurances that we will be able to improve upon the financial performance of the Bank over the last three fiscal years.

We are subject to extensive regulatory oversight, which could restrain our growth and profitability.

Federal and state regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business, as they do those of other banking organizations. Many of these regulations are intended to protect depositors, the public, or the FDIC insurance funds, not shareholders. Regulatory requirements will affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, results of operations, and financial condition. Also, the burden imposed by those federal and state regulations may place banks in general, and the Bank in particular, at a competitive disadvantage compared to less regulated competitors. We are particularly susceptible to this risk due to the constraints imposed upon us by a Memorandum of Understanding with the FDIC that requires the Bank’s compliance and reporting obligations. Any failure to comply with these laws, regulations, rules, and standards or with the Memorandum of Understanding could lead to termination or suspension of licenses, rights of rescission for borrowers, class action lawsuits, and administrative enforcement actions, any of which could have a material adverse impact on the our financial condition and results of operations.

We have obtained a special use permit for the operation of a banking facility at our headquarters. The permit is not transferable, may be revoked in certain instances, and must be renewed every two years by the West Lake Hills City Council. Although we expect to be able to renew the permit, there is no assurance that the Bank will be able to do so, and a failure to renew the permit could have a negative impact on our business.

We are also subject to requirements with respect to the confidentiality of information obtained from clients concerning their identity, business and personal financial information, employment, and other matters. We will require the Bank’s personnel to agree to keep all such information confidential and will monitor compliance. Failure to comply with confidentiality requirements could result in material liability and adversely affect our business.

We may have additional costs associated with, and our operations could be further restrained by, the Memorandum of Understanding with the Bank.

In addition to extensive governmental regulation, primarily by the Federal Reserve, the Texas Department of Banking, and the FDIC, the Bank remains subject to its Memorandum of Understanding with the FDIC that imposes compliance and reporting requirements upon the Bank. As a result of the Memorandum of Understanding, we may be subject to additional regulatory oversight that could limit certain of our operations. Violations of the Memorandum of Understanding could result in the imposition of regulatory sanctions against us, our Board of Directors, and our management. In addition, the compliance and reporting requirements will likely divert management time and resources from activities that could otherwise be devoted to our operations. Any of these actions could have a material adverse effect on our business.

Although we believe the Bank is currently in compliance with the Memorandum of Understanding, we cannot assure you when, if at all, it will be lifted.

Provisions in our charter documents limit your ability to approve or deny matters affecting our operations and could delay or prevent a change in corporate control.

Under our charter documents, our Board of Directors and officers have broad powers to make most of the decisions affecting our operation without further shareholder approval. Those powers include the authority to issue preferred stock in one or more series, to fix the rights, designations, preferences, privileges, qualifications, and restrictions of the preferred stock, and, to the extent hereafter permitted by law, to amend our articles of incorporation to fix the voting rights of any unissued or treasury shares of any class of preferred stock. Additionally, our Board of Directors, without shareholder approval, will be able to issue shares of preferred stock with conversion, voting, and other rights that could affect the rights of our common shareholders adversely. These provisions have the effect of limiting a shareholder’s ability to approve or deny matters affecting our operations.

In addition, certain provisions of our amended and restated articles of incorporation and bylaws may be deemed to have anti-takeover effects and may delay, prevent, or make more difficult unsolicited tender offers or takeover attempts that a shareholder may consider to be in his or her best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of current management.  These provisions include the classification of our Board of Directors and certain provisions regarding shareholders’ ability to bring matters before a meeting of shareholders and to attempt to obtain control of our company.

We may not be able to raise additional capital on terms favorable to us.

In the future, if we need additional capital to support our business, expand our operations, or maintain our minimum capital requirements, we may not be able to raise additional funds through the issuance of additional shares of common stock or other securities. Even if we are able to obtain capital through the issuance of additional shares of common stock or other securities, the sale of these additional shares could significantly dilute your ownership interest.

Item 2.                                                           Description of Property

Our principal offices and the main location of the Bank are located at 101 Westlake Drive, Austin, Texas 78746, where we lease approximately 7,700 square feet of a renovated office building.  The property is subject to a mortgage secured under a deed of trust with American Bank of Texas in the principal amount of $3.45 million.

The Bank’s Texline branch, Texline State Bank, is located at 111 N. 2nd Street, Texline, Texas 79087.  The Bank owns the 2,817 square foot building in which our Texline branch is located.

Item 3.                                                           Legal Proceedings

We are not party to any legal proceedings. The Bank is involved in certain legal actions arising from normal business activities. We believe that the outcome of such proceedings will not materially affect our financial position, results of operations or cash flows or those of the Bank.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2004.

Part II

Item 5.                                                           Market for Common Equity and Related Shareholder Matters

General

Our common stock is not traded on a national securities or small-cap exchange. We have been approved to have our common stock traded through limited market-makers on the bulletin boards under the symbol “TOAK.”  The current bid price is $8.33 per share, which is the price for which we sold shares of our common stock in our recently completed public offering.

On December 6, 2004, we had 530 holders of record of our common stock.

Dividends

We have never declared or paid any dividends on our capital stock. We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon regulatory requirements, and our results of operations, financial condition, and capital requirements, among other factors. We expect initially to have no material source of income other than dividends that we receive from the Bank. Therefore, our ability to pay dividends to our shareholders will depend on the Bank’s ability to pay dividends to us. The Board of Directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods. Accordingly, we do not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends, and the Bank is currently subject to a Memorandum of Understanding, which restricts payments of dividends without prior regulatory approval.

Recent Sales of Unregistered Securities

On December 8, 2003, we issued 1,000,000 shares of common stock to Treaty Oak Holdings, in consideration for $1,200,000 in cash and other intangible assets, and 40,000 shares of common stock to a group of our initial organizers at $2.00 per share in consideration for cash and other consideration. The individual initial organizers’ stock issuances were as follows:

Terry W. Hamann, William J. McLellan, and Jeffrey L. Nash each purchased 10,000 shares for a price of $2.00 per share in consideration for cash and guarantees delivered in connection with a line of credit obtained for the advancement of offering expenses.

Darrell K. Royal purchased 10,000 shares for a price of $2.00 in consideration for cash and commitments in connection with our advisory board. We issued Mr. Royal’s shares in reliance upon Rule 701 promulgated under the Securities Act of 1933, as amended.

In connection with our acquisition of the Bank and our additional requirement to further capitalize the Bank, on March 9, 2004, we issued a convertible promissory note in the principal amount of $500,000 to Treaty Oak Holdings. This note was automatically convertible into 61,342 shares of our common stock on March 9, 2005, based upon a conversion price of $8.33 per share, assuming no prepayments were made. We issued the convertible note in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 152 promulgated thereunder.

Except as otherwise noted above, we issued the above securities in reliance on exemptions contained in Section 4(2) of the Securities Act of 1933, as amended, and similar exemptions in the state of Texas.

Use of Proceeds from Sales of Registered Securities

On May 7, 2004, the Securities and Exchange Commission declared our Registration Statement on Form SB-2 (File No. 333-112325) related to our initial public offering effective.  In addition, on October 22, 2004, we filed a Form SB-2MEF under Rule 462 registering additional shares of common stock and warrants to purchase our common stock under our public offering.  We registered a total of 1,944,000 shares of our common stock, of which 324,000 shares are issuable under registered common stock warrants.  We accepted subscriptions for 1,589,602 shares of our common stock under the offering and have received net offering proceeds (after deducting offering expenses) of approximately $11.9 million.

As of September 30, 2004, we had paid our organizing shareholder and affiliate, Treaty Oak Holdings for reimbursement of expenses and advances on our behalf in connection with our offering and repayment of the amount due under a convertible promissory note.  Treaty Oak Holdings owns approximately 39% of our common stock.  We contributed to the capital of the Bank and paid operating expenses including repayment of certain costs previously paid by Treaty Oak Holdings.  We also repaid principal and interest under unsecured promissory notes issued in connection with the purchase price of the Bank.  These payments are summarized in the table below:

Gross proceeds from sale of shares	$13,241,385

Amounts receivable as of September 30, 2004	$(3,830,034)

Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	$(775,000)

Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	$(507,302)

Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	$(1,015,332)

Contribution to the capital of the Bank	$(5,500,000)

Payment of additional operating expenses (estimated)	$(350,000)

Remaining net proceeds	$1,263,717

$679,691 of the amount referenced as “Repayment of notes payable for the acquisition of Texline State Bank” was paid to Charles T. Meeks, a member of our Board of Directors and Chairman of the Board of the Bank.  An additional amount due to Mr. Meeks from the acquisition of the Bank in the amount of $18,783 is held in escrow to be disbursed in the future. The remaining net proceeds have been invested in short-term interest bearing, money market accounts.

Item 6.                                                           Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Introduction

Treaty Oak Bancorp, Inc., a Texas corporation, is a bank holding company headquartered in Austin, Texas, (the “Company”). The Company acquired 99.92% of Texline State Bank (the “Bank”), a state chartered bank with a single business location in Texline, Dalham County, Texas, on March 9, 2004.  Following the purchase of additional shares and the completion of a reverse stock split, the Company owns 100% of the outstanding stock of the Bank.  On September 10, 2004, the name of the Bank was changed to Treaty Oak Bank and the Company began operations in Austin, Texas, retaining a branch in Texline, Texas.  As a result, our operating history, as it relates to the banking industry, is limited to the period from the acquisition of Texline State Bank until the close of our fiscal year on September 30, 2004.  Because of this short operating history, as it relates to certain assets and liabilities unique to the Bank, the Company has compared those assets and liabilities for the period from the date of acquisition to September 30, 2004, the fiscal year end in this Management’s Discussion and Analysis.

Plan of Operation

General

We intend to support the existing and remaining management team in Texline in continuing the improvement of that branch’s financial performance. Additionally, given the greater growth potential in Austin, we expect to focus our efforts on establishing a community-oriented bank out of our headquarters in the leased facility that we occupy at 101

Westlake Drive (at Bee Cave Road), Austin, Texas, 78746. The Bank occupies approximately 7,000 square feet in a building and has executed, effective June 1, 2004, a 15-year lease with options to renew for up to an additional 10 years.  Further, we have subleased an additional 700 square feet in the same building, effective October 1, 2004, under the same terms, for the offices of the Company.  We have a total of 24 employees, 19 of whom are full-time employees and 21 of whom are employees of the Bank.  Of those, 14 are employed at the Austin headquarters and 7 are employed in Texline.

Where required in the preparation of the Company’s financial statements in accordance with generally accepted accounting principles estimates are made by management to present fairly the financial condition of the Company. The notes to the Consolidated Financial Statements of Treaty Oak Bancorp, Inc., included herein describe the Company’s significant accounting policies including the use of estimates by noting that “the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the period. Accordingly, actual results could differ from those estimates.”

Estimates made in preparation of the financial statements included herein are the estimates of the current management of the Bank. Although we believe that the estimates used lead to the fair presentation, in all material respects, of the financial statements for the Company, accounting estimates could have a material effect on the financial results of the Company. While management uses estimates to record items such as prepaid expenses, accrued expenses, accrued taxes and similar items, we do not believe that any of these estimates are material, or that they could lead to a material misstatement in the financial statements.

The critical estimates of the Company are centered in three areas: the treatment of certain loans, the allowance for loan losses, and goodwill and other intangibles.  Each of these estimates generally relates to the operations of the Bank.

Estimates as they relate to loans

When a loan is considered to be “impaired,” management has concluded that based upon current information and events, the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Management’s conclusions regarding the status of a loan are estimates. Management then chooses the method by which this loan will be accounted for from one of three methods: (1) The loan is accounted for at the net present value of expected future cash flows, discounted at the loan’s effective interest rate, (2) the observable market price of the loan or (3) at the fair value of the collateral if the loan is collateral dependent. The impact of such method and the underlying estimate of classification varies, dependent upon which of these approaches is deemed to be appropriate for the loan. Each of these methods essentially revalues the underlying loan and the difference between the carrying value and the calculated loan value is reflected as a charge to the Allowance for Loan Losses. Depending upon the number of loans subject to revaluing and the amount charged-off, this could create a material additional charge to the Provision for Loan Loss expense. In each case, management uses its best efforts to evaluate problem loans and provide adequately for their collectibility based on all the facts available. However, the under or over valuing of loans could materially affect the performance and financial condition of the Bank. The actual results of collection efforts, regardless of the method selected, could vary significantly, thereby impacting reported earnings, reserves and asset values.

Estimates as they relate to the allowance for loan losses

The “allowance for loan losses” for the Bank is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management, in its best estimate, believes will be adequate to absorb estimated losses inherent in the loan portfolio. There are generally two components utilized to determine the allowance for loan losses.  The first is a specific allocation determined in the evaluation of criticized loans identified by management and deemed to be “impaired” or “troubled.”  The second component is a general allocation based upon the Texline branch’s loan loss experience over the last three years, coupled with industry averages for state banks of similar sizes for the Austin branch.  Changes in economic conditions, collateral valuations, or other factors that could impact a borrower’s ability to repay, or the underlying value of collateral securing loans, might result in actual losses that could be greater or less than the allowance for losses established by management, in turn resulting in additional charges against earnings or a recovery that would positively impact earnings.

Failure of management to adequately reserve against future losses could materially affect the Bank’s financial condition and performance and, therefore, the Company’s financial condition and performance. Likewise, an excessive reserve could also materially affect the Company’s performance and condition. Management does not believe that they have selected any methods that would result in a material difference in the presentation of the financial statements over the methods employed in the current periods. Further, management does not believe that the use of any alternative estimates in the financial statements would have differed materially from financial statements as presented.

Estimates as they relate to goodwill

In addition to the two critical estimates discussed above, the Company also used estimates in evaluating certain intangible assets including the goodwill recorded as part of the acquisition transaction. Goodwill is no longer amortizable under generally accepted accounting principles, instead management periodically reviews goodwill (and other similar intangibles) to determine whether a decline in value exists which requires a charge to earnings and a reduction to the net goodwill reflected on the statement of financial condition of the Bank. Under SFAS 142, an intangible asset with an indefinite useful life is tested for impairment at least annually and more frequently if circumstances indicate that the asset could be impaired. To test for impairment, the fair value of the asset is compared to its carrying amount and if the fair value is less than its carrying value, the company will recognize an impairment loss. If the fair value exceeds the carrying amount, no increase in the carrying amount is recorded. In addition, if following the recognition of impairment loss, the fair value increases back to or in excess of the carrying amount prior to the recognition of the loss, no reversal of the impairment is recorded.

A two-step impairment test is normally used to identify potential goodwill impairment.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value exceeds its carrying amount, goodwill is considered not impaired, thus the second step of the impairment test is unnecessary.  The fair value refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties.

A detailed determination of the fair value may be carried forward from one year to the next is all of the following criteria have been met:

•                  The assets and liabilities have not changed materially since the most recent fair value determination.

•                  The most recent fair value determination resulted in an amount that exceeded the carrying amount by a substantial amount.

•                  Based on an analysis of events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount is remote.

The fair value of Texline was appropriately considered when purchased on March 9, 2004 and all of the preceding three criteria have been met.  Further, there has been no material departure from the projected operating results prepared by management in conjunction with the preparation of the overall plan of operations based upon the actual opening date in Austin, Texas.  Therefore, management has determined that no impairment to goodwill has occurred as of September 30, 2004.

Other Estimates

In addition to the three critical estimates discussed above, the Company also uses estimates in the valuation of Other Real Estate Owned (“OREO”) and other repossessed assets. While in larger banks this estimate could be significant, the Bank does not generally have material amounts of these assets. When the Bank forecloses on real estate, it seeks a third party assessment of the asset value, and if available, an appraisal, generally from a real estate broker familiar with the area. In addition, the Bank uses its best efforts to value other foreclosed assets. While the Bank has experienced write-downs of these values in the past, these adjustments have not been material and do not materially impact the Bank’s financial performance. As of September 30, 2004, and March 9, 2004, the Bank held zero and $10,000, respectively, in OREO, which represented 0.00% and 0.08% of gross assets, respectively.

Holding Company Liquidity

Our stock offering closed September 30, 2004 with 1,589,602 shares subscribed representing $13,241,385 in gross total capital raised.  As of September 30, 2004, 1,535,477 ($12,790,523) are deemed issued and outstanding by the Company, and the Company had subscriptions receivable related to these issued and outstanding shares of approximately $3,379,000.  As of December 3, 2004, the Company still had funds in transit as to 54,125 shares ($450,861), and these shares and the related receivable are not reflected in the financial statements or elsewhere in this discussion. Of this sum $5,500,000, in addition to the $500,000 injected on the date of acquisition, was injected into the Bank.  After payment of offering and start-up costs under the Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., (“TOHI”) of $775,000, repayment of other start-up costs accumulated prior to the closing of the offering of approximately $303,000, repayment of the $500,000 note plus accumulated interest to TOHI, which was used to make the $500,000 capital injection to the Bank upon acquisition, and payment of the outstanding notes, of $1,019,000 plus accumulated interest, arising from the acquisition of Texline State Bank, the Company (excluding the Bank) had approximately $1,240,000 in remaining cash proceeds.  The Company had approximately $5,000,000 of liquidity.  These funds are being used for Company operations, investment and for later infusion into the Bank and other corporate activities.  The primary source of liquidity for the Company will be dividends paid by the Bank.  The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated.

The Company has made a commitment to purchase, for $950,000, a 45% interest in the real estate partnership that owns the property leased by the Company for its offices.

Bank Liquidity

The Bank’s liquidity is monitored by its staff, the Asset/Liability Management Committee and the Board of Directors, who will review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

We have retained the facility in Texline, Texas, as a branch of Treaty Oak Bank.  Because this facility has both a concentration and an expertise in agricultural lending, we will continue to service the existing loans and make new agricultural loans when possible in the Texline market. Since loan growth has been flat for a number of years in Texline, and since a greater opportunity for and expertise in commercial lending exists in Austin, it is our expectation that the majority of new loan growth, particularly commercial and executive and professional loan demand, will come from the Austin market. Growth in industries outside agriculture allows us to dilute the existing concentration in agricultural loans.

Greater loan demand will result in greater pressure on the Bank’s liquidity, however, it is our intention to maintain a conservative loan to deposit ratio in the range of 80% over time. Given this goal, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e. deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient volatile, non-local deposits with above market interest rates. As of September 30, 2004, and March 9, 2004, the loan to deposit ratios were 77.09% and 98.03%, respectively.

Management believes the Bank is in compliance with the Memorandum of Understanding.  As of the date of the last examination of the Bank for which a final report has been issued (conducted by the Texas Department of

Banking), January 20, 2004, the Bank was in compliance with all requirements under the Memorandum of Understanding except for the requirement related to liquidity, with which we were in “substantial compliance” according to the examination report.  We have met the liquidity requirements by injecting $6,000,000 of capital into the Bank, raising total capitalization of the Bank to $7,647,000 as of September 30, 2004.

In the event that additional short-term liquidity is needed, the Bank will retain established relationships created by Texline State Bank with several large regional banks. For example, Texline State Bank has an existing correspondent banking relationship with Plains Capital Bank in Lubbock, Texas. Texline has utilized this relationship as a source of liquidity in the past, and we expect to utilize the facility going forward if needed. Also, Texline State Bank has been a frequent borrower of Fed Funds in the past. In the current rate environment where rates on Federal Funds are at historical lows, Texline State Bank has relied upon this source as an alternative to attracting more expensive deposit funds that would carry a slightly higher interest cost. While we do not intend to rely as heavily on Federal Funds as has Texline State Bank, the source will remain available to the Bank going forward.  As of September 30, 2004, the Bank had no Fed Funds borrowed.

The Bank had cash and cash equivalents of $7,991,000 and $869,000, or 37.33% and 8.15% of total Bank assets, at September 30, 2004, and March 9, 2004, respectively.  The Company had available $13.1 million of rate-sensitive assets which mature within one year or less as of September 30, 2004. With the additional capital injection from the proceeds of the offering, the Bank should have more than adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At September 30, 2004, the Bank was considered “well capitalized” by regulatory standards.

Interest Rate Analysis

The purpose of the interest rate shock analysis, as required by regulatory authorities, is to ensure that the Bank’s management is aware of and is appropriately managing the structure of its interest sensitive assets and liabilities.

The tables below reflect the balance sheet and interest rate “shock” analysis as of September 30, 2004.

The columns titled “Normal Income/Expense Decrease per 1% Decrease” and “Normal Income/Expense Increase per 1% Increase” measure the dollar impact of rates moving up or down under “normal” circumstances, meaning no other factors (e.g. deposits might be withdrawn and invested in alternative investments when interest rates decline), except for interest rates, are changed.

Shock Effect of Interest Rate Changes

	As of September 30, 2004
	Balance	Normal Income/Expense decrease per 1% Decrease	Normal Income/Expense increase per 1% Increase

Assets
Federal Funds	$4,450,000	$(44,500)	$44,500
U.S. Treasury Notes	0	0	0
Loans
Fixed Rate Loans	4,505,000	(45,050)	45,050
Floating Rate Loans	5,650,000	(56,500)	56,500
Total	$14,605,000	$(146,050)	$146,050

Liabilities
NOW Accounts	$1,299,000	$(12,990)	$12,990
Money Market Demand Accounts	678,000	(6,780)	6,780
Savings Accounts	414,000	(4,140)	4,140
CDs< $100,000	6,627,200	(66,270)	66,270
CDs> $100,000	1,597,000	(15,970)	15,970

	$10,615,000	$(106,150)	106,150

Actual Rate Change Effect on Interest Income and Interest Expense

Percentage Change	Change in Interest Income One Year	Change in Interest Expense One Year	Change in Net Interest Income One Year
+1%	$95,272	$41,121	$55,151
+2%	241,317	125,333	115,983
+3%	387,361	178,409	208,952
-1%	(44,500)	(96,197)	51,697
-2%	(44,500)	(176,440)	131,940
-3%	(44,500)	(258,683)	214,183

The “shock effect of interest rate changes” table illustrates a method that banks may use to test the balance sheet for the effects of sudden interest rate increases or decreases, and the effect of those sudden rate changes on interest income and interest expense over a one year period. This table assumes that the Company’s interest rates change by the same percent as the market interest rates change (1%, 2% and 3%).

Rate shock refers to the impact of a sudden change up or down in interest rates. In the shock table, when calculating the effect of changes in interest rates on the value of the Company’s interest earning assets and interest paying liabilities the liabilities are assumed to immediately re-price at the same time as interest earning assets. In practice, interest paying liabilities generally re-price more slowly than interest earning assets and generally realize a smaller rate increase or decrease than interest earning assets. In addition, the shock table assumes that all financial instruments, whether fixed rate or floating rate, immediately re-price, and that there are no balance fluctuations through early withdrawals of deposits or prepayments on variable rate loans. Thus, the shock table for September 30, 2004, reflects that based on the Company’s then existing asset and liability mixes, a 1% decrease in the interest rates, would result in an approximate decrease in net interest income of $39,897. Conversely, an increase in the prevailing interest rate of 1% would result in an increase in net interest income of the same amount.

The “actual rate change table” illustrates how the Company’s net interest income would actually respond to prevailing market rate changes. The change in net interest income for a one year period is calculated by multiplying the percentage of rate increase that the Company intends to use if market interest rates increase/decrease by 1%, 2% or 3%. The columns labeled “Change in Interest Income One Year” and “Change in Interest Expense One Year” reflect the dollar amount by which actual interest income or expense is expected to increase or decrease (decreases are presented in parentheses) based on the stated increase or decrease in interest rates, reflected on an annual basis. For example, as of September 30, 2004, if interest rates decreased by 2%, the Company would expect to realize a $44,500 decrease in interest income, but a $176,440 decrease in interest expense, resulting in a $131,940 increase in net interest income.

Most fixed and floating rate loans originated out of the Texline branch include an interest rate floor of 7.75%. Because of the floor on these loans, there are no material adverse effects from a decline in interest rates. However, the greater level of competition in the Austin market prohibits the Austin branch from including a floor on loans originated in Austin. The Company does not currently extend any loans for less than the prime rate (except CD secured loans). All mortgage loans and installment loans, as well as some other loans, have fixed rates. Any further rate reduction would affect interest earned on Federal Funds Sold as they generally re-price on a daily basis; however, a portion of these funds will be converted to loans bearing a greater level of interest, many at the minimum rate of 7.75%.Conversion of lower earning Federal Funds sold into higher earning loans will increase the amount of interest income earned. Since much of the loan portfolio is currently priced above market based upon the interest rate floor, the Company does not plan on raising rates on new and renewed loans until such time as a rising rate environment exhibits market increases approaching 3.0%. Thus, no adverse effect in the delinquency rate of the loan portfolio is projected in a rising rate environment scenario.

Further, $2.0 million of rate-sensitive assets originated in Texline and maturing within one year or less will re-price at a floor of 7.75%. The Texline branch of the Bank has been able to support this above-market level for several years in a declining rate environment due to a lack of competition. However, the more competitive Austin market will not enjoy such a floor. As a result, as the percentage of the portfolio originated in the Austin market grows relative to the percentage of loans originated in Texline, the benefits of an interest rate floor will be diminished.

If rates decline 1%, 2% or 3% the Company will continue to enjoy an interest rate floor on a significant portion of its loan portfolio. Rates paid on interest paying liabilities will be lowered only 50 basis points for interest bearing demand and savings deposits for all three rate scenarios, since rates are currently at their lowest levels seen in many years. Rates paid on time deposits will be lowered to match the percentage decreases of prevailing rates of 1%, 2% and 3%. Since the rate charged on loans does not decrease, the net interest income to the Company will increase in this scenario.

“Change in Interest Expense One Year” shows zero change in interest expense at a 1% change in prevailing rates because the Company does not intend to increase the rates paid on deposits if market rates increase 1%. Since some of the rates paid on certain certificates of deposit are far in excess of the market rates, reductions are calculated at 2% for both a 1% and 2% prevailing rate reduction. As of September 30, 2004, the rates paid on deposits were as follows:

Savings accounts	0.50%
NOW accounts range	0.45% - 1.66%
Money market accounts range	0.65% - 1.87%

Future rate drops will reduce these accounts by no more than 0.005%

There had been no increases in the interest rates paid on the Company’s Savings, NOW or Money Market accounts in over five years at the Texline branch. With the September 10, 2004 opening of the Austin branch new rates were established for all deposit products sold at that office. For this analysis it is assumed that if the prevailing rates increase by at least 2% then the Company will increase the rates by .50%. If the rates increase by at least 3%, the Company will increase its rates by 1%. Because of the over market rates being earned by many of the CDs, and because many of them will mature within the next 6 months, the interest paid on these funds will likely decrease, even if interest rates increase in the near future. Since the floor on the Company’s loan portfolio is 7.75%, no rate increases are computed until the rate exceeds 7.75%. Current loan rates will increase 0.25% above the floor when prevailing rates use 1%, which will continue to position the portfolio above market. With a 2% rise in the prevailing rates, the loan pricing will increase 1.50% and at a 3% rise, loan rates will be raised 2.50% over the current floor and still above market. The majority of the Houston mortgages currently held by the Company contain 5-year call provisions, most of which can now be exercised, permitting the Company to call and refinance at a higher rate, any of these loans. There will be no change in these interest rates until the rate environment increases over 3%.

Interest rates on loans reflect zero percent (0%) decreases at 1%, 2% and 3% declines in prevailing rates, so there is no effect to interest income on loans due to rate decreases, since the 7.75% floor will be maintained.

As of September 30, 2004, if rates suddenly decreased 1%, net interest income would increase $51,697. However, if rates suddenly increased 1%, net interest income would increase $55,151. Management believes the Company is well positioned to manage its interest rate risk should rates rise or fall. Since rates have been at an historically low point, the risk to the Company’s earnings is minimal, since a rising rate environment seems more likely to occur than a declining rate scenario.

For example, as of September 30, 2004, in year one, if prevailing interest rates increase by 1%, the Company would realize an increase in the rate it charges for loans of 0.25%, the rate it earns on U.S. Treasury Notes of 1%, and the rate it earns on Federal Funds Sold of 1%; however, the Company will not increase the rates it pays on deposits. This means that if rates increase, the interest earning assets will earn more interest for the Company, while the expense to the Company for the interest paying liabilities will not change as much, thus increasing the net interest margin and profits to the Company. Due to the long-term banking relationship with its current depositors and because of the scarcity of competitors in the area immediately surrounding Texline, Texas, the Company does not anticipate material runoffs of deposits or material changes in delinquency rates as a result of these policies. In addition, the rates that have been set at the Austin location for deposit pricing were calculated at from 50 to 100 basis points above area competitors in order to control volatility in a rising rate environment. In other words, the Company is able to more slowly adjust its interest expense if and when interest rates continue to rise.

The Company is positively positioned for either a rising or falling rate environment, employing its method of re-pricing its earning assets and paying liabilities.

In the 2% and 3% rising rate scenarios, interest rates charged on loans will increase 1.25% and 2.25% respectively (from the current above-market rate floor of 7.75%), while the remaining interest earning assets will mirror the rise in prevailing rates. Liabilities are re-priced by 50 basis points and by 1% at the 2% and 3% shock intervals for interest bearing demand and savings deposits and by 1% and 2% for time deposits. This re-pricing strategy allows the Company to increase its interest income at a rate greater than its increased interest expense.

Capital Resources

As of September 30, 2004, the Company’s shareholder’s equity was $12,319,000, or 47.08% of total assets. The equity results from capital raising, net of costs, reduced by the operating losses of approximately $2,151,000 arising during the start-up phase of operations in Austin, including charges of $332,400 for non-cash, stock-based compensation expense arising in conjunction with the initial issuances of the Company’s common stock to certain affiliated parties.

The equity capital base of the Bank increased from $1,066,000 to $7,647,000 between March 9, 2004 (pre-acquisition) and September 30, 2004, due primarily to the capital injections of $6,000,000 net of operating losses of $798,000 attributable to the start-up activities in Austin, Texas.  Total assets of the Bank increased from $10,663,000 to $21,403,000 for the same period.

The Bank will be subject to the risk-based capital regulations administered by the banking regulatory agencies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Further, under the Memorandum of Understanding, the Bank is currently required to maintain an 8% Tier 1 leverage ratio. Failure to meet these capital requirements may initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken could have a direct material adverse effect on the Bank’s financial statements. At September 30, 2004, management believed that the Bank was in full compliance with all capital adequacy requirements.

Results of Operations

General

The following discussion analyzes the results of the Company for the years ended September 30, 2003 and 2004. References to the “Bank” in this review concern the operating performance of Treaty Oak Bank (formerly Texline State Bank) since its acquisition on March 9, 2004.

Net Income—General

The Company’s fiscal year ends on September 30. The net loss for the year ended September 30, 2004, was $1,933,000, compared to a net loss of $218,000 for the fiscal year ended September 30, 2003. The expenses associated with the acquisition of Texline State Bank and the start-up of operations in Austin, Texas accounted for substantially all of the losses for the fiscal years ended September 30, 2004 and 2003.

The profitability of the Company’s consolidated operations depends primarily on net interest income, which is defined as the difference between total interest earned on interest earning assets (investments and loans) and total interest paid on interest bearing liabilities (deposits, borrowed funds). The Company’s net income is affected by its provision for loan losses, as well as other income and other expenses. The provision for loan losses reflects the amount considered to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of service charges on deposits, gain on sale of loans, and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, supplies, and other operating expenses.

Net interest income is affected by changes in the volume and mix of interest earning assets, the level of interest rates earned on those assets, the volume and mix of interest bearing liabilities, and the level of interest rates paid on those interest bearing liabilities. The provision for loan losses is dependent upon changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions. Other income and other expenses are impacted by growth of operations and growth in the number of accounts through both acquisitions and core banking business growth. Growth in operations affects other expenses as a result of additional employees, branch facilities, and promotional marketing expense. Growth in the number of accounts affects other income including service fees, as well as other expenses such as computer services, supplies, postage, telecommunications, and other miscellaneous expenses.

Net Interest Income

For the fiscal year ended September 30, 2004, the Company’s net interest income was $348,000. Net interest income for the year resulted primarily from the interest earned and interest expensed between the date of acquisition of Texline State Bank (March 9, 2004) and the end of the year. Interest expense in excess of interest income of the Company for the period was $35,000 resulting primarily from the notes payable from the acquisition of Texline State Bank. Net interest income for the Bank was $383,000.

For the comparative periods of September 30, 2004, and March 9, 2004, the average rate on interest-bearing liabilities declined 14 basis points, from 2.20% to 2.06%, while the average rate on interest bearing assets increased 150 basis points from 6.38% to 7.88% during the same period.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets, and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. The averages are computed using the daily averages for each item noted based upon the period between the period from March 9, 2004 (the date of acquisition) and September 30, 2004. Yields are reflected on an annualized basis.

	Fiscal Year Ended September 30, 2004
	Average Balance	Interest(2)	Yield/ Rate(3)
Interest Earning Assets:
Loans(1)	$8,667,000	$447,000	9.58%
Taxable investment securities	479,000	7,000	2.92%
Federal funds sold	1,764,000	13,000	1.47%
Federal Home Loan Bank Stock	209,000	3,000	2.87%
Total interest earning assets	11,119,000	470,000	7.88%
Non-interest earning assets	3,534,000
Total Assets	$14,653,000

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$1,156,000	$4,000	0.69%
Savings deposits	417,000	1,000	0.48%
Time Deposits	6,111,000	77,000	2.52%
Short-term borrowings	1,916,000	41,000	2.87%
Obligations under capital lease	2,000	0	0.00%
Total interest bearing liabilities	9,600,000	123,000	2.56%
Demand deposits—non-interest bearing	2,183,000
Other non-interest bearing liabilities	582,000
Shareholders’ equity	2,286,000
Total liabilities and shareholders’ equity	$14,653,000

Net interest income		$347,000

Interest rate spread(4)			5.32%
Net interest margin(5)			3.12%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan fees of $31,000 for the fiscal year ended September 30, 2004.

(3)                                  Yields have been calculated using historical cost basis without effects from changes in par value.

(4)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(5)                                  Net interest margin represents net interest income as a percentage of average interest earning assets.

Volume, Mix and Rate Analysis of Net Interest Income

Changes in volume and changes in interest rates affected the Company’s interest income and interest expense. The effect of these changes is typically displayed in a volume, mix and rate analysis table which compares the changes in income and expense over comparative periods. Since the Company has a limited operating history, data to analyze these changes is not currently available.

Other Income

For the fiscal year ended September 30, 2004, other income increased $34,000 from $0 recorded for fiscal year ended September 30, 2003. The majority of the increase for the fiscal year ended September 30, 2004 related to the acquisition of Texline State Bank and the establishment of operations in Austin, Texas.

Provision for Loan Losses

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

For the fiscal year ended September 30, 2004, the Bank’s provision for loan losses was $95,000. For the fiscal year ended September 30, 2004, the Bank charged off $65,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $21,000 for net charge-offs or $44,000. The factors combined increased the Allowance for Loan Losses to $217,000 or 2.13% of the portfolio. This amount represents management’s estimate of potential losses inherent in the portfolio.

The increase in the Allowance for Loan Losses during the period ended September 30, 2004, resulted from a variety of factors. While the Bank was not open for operations in Austin until September 10, 2004, it began processing loans in Austin in June 2004. The Bank, therefore, has a limited operating history in Austin upon which to base an experience rate for the Austin loan portfolio. Management assessed available information regarding experience rates for other similarly situated banks and determined that a blended experience rate of approximately 2% was reasonable for the Bank to use for the non-specific reserves. Management will reassess this rate periodically as it gains experience with the Austin portfolio and based upon on various factors and changes in circumstances.

Other Non-Interest Expenses

For the fiscal year ended September 30, 2004, salaries and employee benefits were $1,072,000, and included $332,400 of non-cash, stock-based compensation recognized in the initial capitalization of the Company. Further, approximately $300,000 of this compensation was directly related to staff primarily hired for fundraising efforts related to the initial public offering. Of the remaining $440,000 of compensation expense, $131,000 related to the Company’s staff. Occupancy and equipment related expenses for the year were $121,000, of which $49,000 was rent for the leased premises in Austin and $40,000 was for operating expenses related to the leased premises and the operations of the owned facility in Texline, including depreciation and amortization. Start-up costs, which include professional fees, other costs of fundraising, marketing and promotional expenses during the start-up phase, certain costs related to the acquisition of Texline State Bank and other holding company expenses through September 30, 2004 increased from $218,000, accumulated through September 30, 2003, to $524,000 for the year ending September 30, 2004. Other expenses were $485,000 and included other marketing and promotional expenses (not included in start-up, data processing expenses, banking assessments, and the other costs associated with operations.

Income Taxes

No federal tax expense has been recorded for fiscal years ended September 30, 2004, and September 30, 2003, based upon net operating losses incurred and carried forward in each of these years. Based upon the Company’s limited operating history, the federal tax benefit or these losses has been full reserved against. Cumulative net operating loss available to carry forward for tax purposes amounted to approximately $2,304,000 as of September 30, 2004. Of these net operating losses $1,284,000 are losses of the Bank. For the year ended September 30, 2004, the Company has recorded $18,000 of Texas franchise tax expense based upon the tax on capital at a rate of 0.25%. Texas franchise taxes based on taxable capital are included in other operating expenses.

Financial Condition of the Bank

Loan Portfolio

Net loans increased $1,381,000 (16.1%) to $9,953,000 from $8,539,000 between September 30, 2004, and March 9, 2004. The increase was due primarily to the opening of the Austin office and subsequent funding of pending loan requests. It is anticipated that the concentration within the portfolio will shift over time from the current concentration of agricultural loans to real estate and commercial loans.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio:

	At September 30, 2004		At March 9, 2004
	Amount	Percent	Amount	Percent

Agriculture	$3,444,000	33.9%	$3,007,000	34.5%
Commercial	2,316,000	22.8%	1,041,000	11.9%
Commercial real estate	1,030,000	10.1%	1,164,000	13.4%
Residential real estate	2,627,000	25.8%	2,992,000	34.4%
Construction real estate	33,000	0.3%
Installment and other	720,000	7.1%	501,000	5.8%

Total Loans	10,170,000	100%	8,705,000	100%

Gross Loans	10,170,000		8,705,000
Allowance for Loan Losses	(217,000)		(166,000)

Net Loans	$9,953,000		$8,539,000

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Prior to its acquisition by us, the Bank operated a branch office in Houston, Texas (which was closed in 2002), and a second portfolio concentration developed with loans of one-to-four family residential real estate. Approximately $1,800,000 of the Bank’s residential real estate portfolio is comprised of single family residences in Houston. The majority of these loans originated between 1996 and 1998 for 15-year terms with fixed rates of 8.75% or greater. These loans additionally have five-year call provisions exercisable at the Bank’s discretion.

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

Loan Maturities

As of September 30, 2004, 51.58% of the loan portfolio consisting of agricultural, commercial, and real estate loans, or $5,246,000, matures or reprices within one year or less. $3,714,000 of these loans, or 36.52%, are variable rate loans. The following table presents the contractual maturity ranges for agricultural, commercial, and real estate loans outstanding at September 30, 2004, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
September 30, 2004	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Agricultural	$75,000	2,164,000	6,000	584,000	—	327,000	$3,156,000
Commercial	1,050,000	1,050,000	12,000	153,000	—	—	2,233,000
Real Estate	407,000	500,000	835,000	125,000	1,788,000	475,000	4,130,000

Investment Securities

The primary purposes of the investment portfolio are to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits, and to control interest rate risk. In managing the portfolio, the Bank seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

The following tables set forth the amortized cost and fair value of the Bank’s securities portfolio by accounting classification category and by type of security as indicated:

	As of September 30, 2004		As of March 9, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Government Agencies	$404,000	$404,000	$—	$—
Other mortgage backed securities	58,000	60,000	87,000	91,000

Total Securities Available for Sale	$462,000	$464,000	$87,000	$91,000

Securities Held to Maturity:
U.S. Treasury securities	$—	$—	$397,000	$397,000
U.S. Government agencies	7,000	6,000	14,000	14,000

Total Securities Held to Maturity	$7,000	$6,000	$411,000	$411,000

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years. Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

The following table sets forth certain information regarding contractual maturities and the book yields of the Bank’s securities portfolio as September 30, 2004:

	As of September 30, 2004
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through 10 Years		Due after 10 Years or no stated Maturity
	Balance	Book Yield	Balance	Book Yield	Balance	Book Yield	Balance	Book Yield
Securities Available for Sale:
U.S. Government Agencies	$—	—	$404	2.68%	$—		$—	—
Other mortgage backed securities	—	—	55	5.43%	5	5.42%	—	—

Total Securities Available for Sale	$—	—	$459	4.06%	$5	5.42%	$—	—

Securities Held to Maturity
U.S. Treasury Securities	$—	—	$—	—	$—	—	$—	—
U.S. Government Agencies	1	5.73%	—	—	—	—	5	7.09%

Total Securities Held to Maturity	$1	5.73%	$—	—	$5	5.95%	$5	7.09%

The Bank has minimal investment in its securities portfolio and little exposure to loss. Yields are above market but have minimal effect on the income statement due to the small volume of investments. The Bank does not currently own any tax exempt securities, but should it acquire any in the future, the yields on those securities would be computed on a tax equivalent basis.

The Bank provides general commercial lending services for business clients as a part of its efforts to serve the local communities in which it operates. Certain risks are involved in granting loans, primarily related to the borrower’s ability and willingness to repay the debt. Before extending a new loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction in the event the customer does not repay the debt, the borrower’s character, and other factors. Once the decision has been made to extend credit, these factors are monitored throughout the life of the loan. Any loan identified as a problem credit by management during the internal loan review process or otherwise is assigned to the “watch” loan list and is subject to ongoing monitoring to ensure appropriate action is taken if and when deterioration occurs.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets at the dates indicated:

At September 30, 2004
Non-accruing loans	$97,000
Loans 90 days or more past due, still accruing interest	56,000

Total non-performing loans	153,000
Other real estate owned	0
Other repossessed assets	7,000

Total non-performing assets	$160,000

Total non-performing loans to total loans	1.51%
Allowance for loan losses to non-performing loans	136%
Total non-performing assets to total assets	0.63%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments are applied to principal and not taken into income. Loans are not placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $7,000 the year ended September 30, 2004. This amount was not included in interest income during this period.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. The Bank’s policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that the Bank will not fully collect all principal and interest. As of September 30, 2004, the Bank had $97,000 in non-accrual loans. Loans contractually past due over 90 days which continued to accrue interest totaled $56,000 on September 30, 2004, based upon specific information available at that time to management. In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if the become 90 days past due, and instead transfer all such loans to non-accruing status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of September 30, 2004.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement. As of September 30, 2004, the Bank had no other real estate owned, though OREO acquired and disposed of was $54,000 for the year ended September 30, 2004. No gain or loss was recognized on the disposition. Repossessed assets totaled $7,000 at September 30, 2004.

Allowance for Loan Losses

The allowance for loan losses is a reserve against losses in the loan portfolio that is calculated monthly based upon a specific reserve and a general allocation as described herein. Increases to the allowance are made by charging the expense, Provision for Loan Losses. Please refer to “Provision for Loan Losses” on page 34 for more information. We believe the accounting policies governing the allowance for loan losses are critical to the portrayal and understanding of the Bank’s financial condition and its results of operations.

Loans subject to specific allocations to the allowance for loan losses are loans that have generally first been placed on the Bank’s “Watch List.” The fact that a loan is placed on the Watch List does not necessarily indicate that the Bank has experienced a problem with the loan but indicates that the Bank has had some indication that the loan may become a problem loan. The Bank and the regulators each, independently, perform review of the Bank’s loans. The regulators (the Texas Department of Banking and the FDIC) will generally specifically review each loan on the Bank’s Watch List and a random sampling of other loans as well. As a result of these examinations, the regulators may place additional loans on the Watch List. There are a variety of factors influencing the Bank’s decision to place a loan on the Watch List. Factors other than a failure to make one or more payments, which may result in a loan being included on the Watch List, include a general economic trend impacting a concentration of loans such as adverse trends in agriculture, a declining trend in a particular banking customer’s deposits, or negative trends in financial statements which are provided on a routine basis for business loans. In the personal banking relationship model established in Austin and in a rural community such as Texline, Texas, personal knowledge of the existence of a financial hardship to a customer by one of the Bank’s officers is not uncommon. Thus to some degree, a category of loans, such as agricultural loans, may be separately reviewed based upon known additional risks to which the category may be subject. Placement of a loan on the Watch List from any of these factors may be the result of a determination by the board of directors, bank management, the servicing officer, or by the banking regulators during their periodic examinations of the Bank.

Through this process the Bank addresses the particular risks inherent in different concentrations of loans. Historically, the Bank’s allowance has been adequate to absorb the losses experienced by the Bank.

Once a loan is placed on the Watch List it may be classified as “Watch,” “OAEM, “Substandard,” “Doubtful,” or “Loss.” These classifications are also based on numerous factors but these are general groupings of the loans that receive different levels of scrutiny and have different methods for determining whether a specific reserve should be made for each loan applied to them. If a loan is classified as a “Watch” or OAEM,” then it merely indicates that circumstances exist that may, but have not yet, jeopardized the collection of the loan. These loans generally do not have a specific reserve charged against them but are instead subject to the historical loss percentage discussed below.

Substandard loans are those loans that are considered to have some deficiency relative to loans generally considered to be of acceptable loan quality (be it cash flow, collateral value, or otherwise). Each such loan is considered separately. Factors such as collectibility, collateral values, borrower strength, and past due status may influence the amount of reserve to be specifically allocated. A 0% specific reserve may occur when a loan is classified as substandard but is fully collateralized with collateral such as a certificate of deposit held by the Bank.

As of September 30, 2004, the Bank had $447,000 in Substandard or Doubtful loans with specific reserves of $37,000. Loss loans were $0 as of September 30, 2004. Loans classified as “loss” have specific allocations of 100% of loan principal balance.

A historical loss percentage is applied to the balance of the loan portfolio, including those loans on the Watch List for which there has been no specific reserve and excluding loans secured by cash on deposit and loans that are guaranteed by governmental agencies, At September 30, 2004, this percentage was 2.13% which is based upon the actual historical loss experience of Texline over the past three (3) years, coupled with a conservative estimate determined by management based upon available information regarding the loss experience of similarly sized and situated banks in the Austin area.

After the required reserve has been calculated by adding together the specific reserves, and the general allocation, the current balance in the allowance for loan losses is compared to the calculated required allowance and to the extent an addition is necessary, the allowance is increased by a charge to expense through the provision for loan losses. The following table shows the calculation for allowance for loan losses as applied on September 30, 2004. All amounts are approximate and are rounded:

September 30, 2004

Gross Loans	$10,170,000
Substandard, doubtful or loss loans	(446,000)
CD secured or guaranteed	(1,257,000)

Net loans	8,468,000
Historical loss percentage	2.13%

General allowance	180,000
Specific allowance	37,000

Total allowance	$217,000

The amount of the allowance represents the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. The allowance was $217,000 or 2.13% of gross loans at September 30, 2004.

Credit and loan decisions are made by management and the board of directors in conformity with loan policies established by the board of directors. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. The Bank charged off $108,000 in commercial and agricultural loans and $9,000 in consumer loans during the fiscal year September 30, 2004.

Recoveries totaled $21,000 for the fiscal year ended September 30, 2004.

The following table presents an analysis of the allowance for loan losses for the periods presented:

Year Ended September 30, 2004
Balance on date of acquisition	$166,000
Provision for loan losses	95,000
Charge-offs:
Agricultural	—
Commercial	62,000
Commercial Real Estate	—
Residential Real Estate	3,000
Installment and other	—

Total Charge-offs	65,000
Recoveries
Agricultural	—
Commercial	18,000
Commercial Real Estate	—
Residential Real Estate	—
Installment and other	3,000

Total Recoveries	21,000

Net Charge-offs	44,000

Balance at end of Period	$217,000

Gross Loans at end of Period	10,170,000
Ratio of loan loss allowance to gross loans	2.13%
Ratio of net charge-offs to gross loans	0.43%

The net charge-offs for fiscal year ended September 30, 2004, totaled $44,000.

The following table sets forth the specific allocation of the allowance for loan losses for the years presented and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses:

	At September 30, 2004
	Amount	Percent
Agricultural	68,000.67%
Commercial	53,000.52%
Commercial Real Estate	16,000.16%
Residential Real Estate	67,000.66%
Installment and Other	13,000.12%

Total	217,000	2.13%

The Bank maintains the allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. Three methods are used to evaluate the adequacy of the allowance for loan losses: (1) historical loss experience, based on loss experience by quality classification in the previous three years; (2) specific identification, based upon management’s assessment of loans and the probability that a charge-off will occur in the upcoming quarter; and (3) loan concentrations, based upon current or expected economic factors in the geographic and industry sectors where management believes the Bank may eventually experience some loan losses.

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based upon a variety of factors, as indicated above. Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no absolute assurance that the allowance will prove sufficient to cover actual future loan losses.

Potential Problem Loans

The Bank utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At scheduled Board of Directors meetings each month, a “watch” list is presented, showing all loans listed as “Special Mention,” “Substandard,” “Doubtful,” and “Loss.” An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly unlikely on the basis of currently existing facts, conditions, and values. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Bank to sufficient risk to warrant classification into one of the aforementioned categories but possess weaknesses that may or may not be within the control of the customer, are deemed to be Special Mention (OAEM).

The Bank’s determination as to the classification of its assets and the amount of the valuation allowance is subject to review by its primary regulator(s), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate allowances and for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (a) institutions have effective systems and controls to identify, monitor, and address asset quality problems; (b) management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (c) management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for probable loan losses. The Bank analyzes its processes regularly, with modifications made if needed, and reports those results monthly at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific, general, and special contingency loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The aggregate principal amounts of potential problem or problem loans as of September 30, 2004, were approximately $1,162,000. Included in these loan totals are non-accrual, Watch or Special Mention, Substandard, and Doubtful classifications, which comprise the watch list presented monthly to the Board of Directors. All loans classified as Loss have been charged-off. Loans in this category generally include loans that were classified for risk management and regulatory purposes. It should be noted, however, that the inclusion of loans categorized as “Watch” or “Special Mention” in the total amount of problem loans is a more conservative approach than that required by federal regulations. Only “Substandard” and “Doubtful” classifications are deemed to be “problem loans” for regulatory reporting purposes. At September 30, 2004, these classifications totaled $447,000.

Sources of Funds

General

Deposits, short-term and long-term borrowings, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of our funds for lending, investing, and other general purposes. Loan repayments are a relatively predictable source of funds except during periods of significant interest rate declines, while deposit flows tend to fluctuate with prevailing interests rates, money markets conditions, general economic conditions, and competition.

Deposits

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

The following table sets forth the maturities of time deposits $100,000 and as of September 30, 2004:

At September 30, 2004
Time deposits $100,000 and over:
Maturing within three months	$557,000
After three months but within six months	325,000
After six months but within 12 months	615,000
After 12 months	100,000

Total time deposits $100,000 and over:	$1,597,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

For the Fiscal Year Ended September 30, 2004
Return of assets	-8.22%
Return on equity	-17.44%
Dividend payout ratio	0%
Equity to assets ratio	47.08%

Borrowings

The Company has access to a variety of borrowing sources and uses short-term borrowings to support its asset base. Short-term borrowings include federal funds purchased and advances from Federal Home Loan Bank with remaining maturities less than one year. In addition, short-term borrowings includes a note in the amount of $500,000 from Treaty Oak Holdings used to provide the initial $500,000 capital injection to the Bank, at acquisition on March 9, 2004 and notes payable on the amount of $1,019,000 arising from the purchase of shares in Texline State Bank on March 9. 2004. All of these notes were paid in September 2004.  Long-term borrowings include obligations under capital lease. No payments were made under the capital lease for the year ended September 30, 2004, though the imputed interest rate under the lease is 5.25%.

The following table sets forth certain information regarding the Bank’s borrowings for the periods indicated:

At September 30, 2004
Short-term Borrowings:
Average balance outstanding	$1,916,000
Maximum outstanding at any month-end during the period	$2,248,000
Balance outstanding at end of period	0
Average interest rate during the period	2.87%
Long-term Borrowings:
Average balance outstanding	2,000
Maximum outstanding at any month-end during the period	509,000
Balance outstanding at end of period	509,000
Average interest rate during the period	0.00%

The current portion of the capital lease is $87,000 as of September 30, 2004.

Bank Liquidity

Liquidity management is monitored by the Company’s management and Boards of Directors, who review, among other things, historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds are retail and commercial deposits, borrowings, public funds, and funds generated from operations. Funds from operations include principal and interest payments received on loans and securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions, and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing on sources of funds.

At September 30, 2004, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $1,264,000 and standby letters of credit of $97,000. Management believes the Bank has sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $1,497,000 at September 30, 2004.

The following table summarizes the Bank’s significant contractual obligations and other potential funding needs at September 30, 2004.

	At September 30, 2004
For the Years Ending September 30,	Time Deposits	Capital Leases	Operating Leases	Total
2005	$7,860,000	$87,000	$162,000	$8,109,000
2006	363,000	116,000	163,000	642,000
2007	—	116,000	166,000	282,000
2008	—	116,000	167,000	283,000
2009	—	116,000	172,000	288,000
Thereafter	—	29,000	1,750,000	1,779,000

Although the main office of the Bank is located in Austin, Texas, the staff at our Texline branch remains essentially in tact following our acquisition of the Bank. Since our branch is the only bank in Texline (the nearest community with available banking services is 10 miles away in Clayton, New Mexico), it is anticipated that the CDs held by Texline customers, which have historically been very stable, will be retained.

Capital Resources

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

As of September 30, 2004, the most recent notification from the federal banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of September 30, 2004. The required and actual amounts and ratios for the Bank as of September 30, 2004, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2004
Total Capital (to risk-weighted assets)	$6,582,000	57.77%	$736,000	8%	$921,000	10%
Tier 1 capital (to risk-weighted assets)	6,439,000	56.51%	368,000	4%	553,000	6%
Tier 1 capital (to average assets)	6,439,000	42.68%	463,000	4%	580,000	5%

Statement of Cash Flows

Cash and cash equivalents increased $9,284,000 as of September 30, 2004, compared to September 30, 2003. Losses experienced related to the start-up operations in Austin and the acquisition of Texline State Bank were the primary uses of cash for the fiscal years ending September 30, 2003 and September 30, 2004.

The Bank’s cash flow statement is composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash used by operating activities was $525,000 for the fiscal year ended September 30, 2004.

Net cash used by investing activities for the fiscal year ended September 30, 2004, was $8,225,000 resulting from the acquisition of Texline State Bank.

Increases in deposits of $4,311,000 during the period between March 9, 2004, and September 30, 2004, and the net proceeds from the offering, reduced by repayments of certain advances and loans from affiliates and payment of the notes payable arising in the purchase of Texline State Bank account for the net cash provided by financing activities of 10,043,000.

As the Bank’s portfolio and customers are still largely in the agricultural sector, apart from the $1.8 million block of residential real estate loans in the Houston area, cash flows are affected by agricultural trends which can be seen by the increase in deposits and decreases in loans in the first fiscal quarter each year. This coincides with the timing for cash receipts by depositors from the sales of crops and livestock that occur in the fall each year. Similarly, there is a significant decrease in cash and an increase in loans during the first 150 days of the calendar year. As a result of the opening of the Austin main office, there has been an increase in deposits and in commercial and installment loans. We expect an overall substantial increase in Commercial, Residential Real Estate and Commercial Real Estate lending over the next fiscal year as a result of the commencement of operations in Austin.

Item 7.                                                           Financial Statements

Reference is made to the financial statements, the report thereon, the notes thereto commencing at page F-1 of this Form 10-KSB, which financial statements, report and notes are included herein.

Item 8.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE.

Item 8A.                                                  Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date within 90 days prior to the filing of this report.  Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Company and its consolidated subsidiaries in connection with the Company’s filing of its annual report on Form 10-KSB for the year ended September 30, 2004.

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

Item 8B.                                                  Other Information

PART III.

Item 9.	Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Treaty Oak Bancorp Board of Directors

Our Board of Directors is divided into three classes. The members of each class serve for a staggered three-year term. Upon the expiration of the term of a class of directors, directors in that class will be elected for three-year terms at the annual meeting of shareholders in the year in which their term expires. The classes are composed as follows:

•                                          Class I Directors. Charles T. Meeks, Marvin L. Schrager and Arthur H. Coleman are Class I Directors whose terms will expire at the 2005 annual meeting of shareholders.

•                                          Class II Directors. Jeffrey L. Nash, Toni A. Neal, and Hayden D. Watson are Class II Directors whose terms will expire at the 2006 annual meeting of shareholders.

•                                          Class III Directors. Terry W. Hamann, William J. McLellan, and Carl J. Stolle are Class III Directors whose terms will expire at the 2007 annual meeting of shareholders.

Directors and Executive Officers

Set forth below is biographical information concerning our directors and executive officers. We consider certain of the Bank’s and our officers listed below to be our executive officers.

Name	Age	Position(s) Held with Treaty Oak Bancorp	Position(s) Held with Treaty Oak Bank
Terry W. Hamann	60	President, Chief Executive Officer, and Chairman of the Board(1)*	Director

William J. McLellan	67	Business Development Advisor, Vice-Chairman, and Director(1)(4)*	Director

Jeffrey L. Nash	48	Executive Vice-President, Chief Financial Officer, and Director(1)(4)	President, Chief Executive Officer and Director

Charles T. Meeks	69	Director(2)	Chairman of the Board

Carl J. Stolle	44	Director(2)(3)

Toni A. Neal	56	Director(1)(4)	Director

Marvin L. Schrager	65	Director(2)*

Hayden D. Watson	56	Director(3)*	Director

Sandra L. Ellsworth	51	Treasurer	Cashier, Secretary, and Director

Arthur H. Coleman	65	Director(3)	Director

Mark J. Pietrantone	41	General Counsel & Secretary	General Counsel

(1)                                  Executive Committee Member

(2)                                  Compensation Committee Member

(3)                                  Audit Committee Member

(4)                                  Business Development Committee Member

* Denotes Treaty Oak Bancorp Committee Chair

Key Employees

Set forth below is biographical information concerning certain of the Bank’s employees whom we consider to be key employees.

Name	Age	Position(s) Held with Treaty Oak Bank
Tony White	47	President- Texline Branch

M. Randall Meeks	45	Senior Vice President - Chief Loan Officer

Thomas G. Clark	53	Senior Vice President - Chief Credit Officer

Background of Directors, Executive Officers and Key Employees

The following is a background summary of each of our directors, executive officers, and key employees.

Mr. Hamann co-founded Treaty Oak Bancorp, has served as our chairman, president, and chief executive officer since our inception, and is a director with the Bank. He is also a co-founder of Treaty Oak Holdings and has served as the chairman, president, and chief executive officer since inception in August 2002. He is also the chairman, president, and chief executive officer of Treaty Oak Financial Services, Inc. (“Treaty Oak Financial Services, formerly known as Pro-Group International, Inc.”), one of our affiliates and strategic partners, and has served in those capacities since he formed the company in 1993. He has also been Managing Director of Hamann & Associates, P.C., certified public accountants since 1992. Prior to that time, from 1980 to 1991, Mr. Hamann was a partner in the Washington, D.C., office of Ernst & Young, which he joined in 1969 after graduating from Benjamin Franklin University with a BCS degree in finance and accounting. His responsibilities were concentrated in U.S. and international taxation, finance, and business, including significant experience with banks, other financial institutions, and insurance companies. He is licensed as a CPA in Maryland, Washington, D.C., and Texas. He has also attended the Duke University School of Management.

Mr. McLellan co-founded Treaty Oak Bancorp, has served as a director since our inception, and is a director with the Bank. He co-founded Treaty Oak Holdings and has been a member of the board of directors since inception in August 2002. He has also been a director with Treaty Oak Financial Services since 2002. Mr. McLellan is a former senior executive with 3M Corporation, from which he retired in 1996. From June 2001 to August 2002, he served as the chief executive officer of the Austin Art Museum. From January 1998 to June 2001, he served as Executive Director for Lifeworks: Alliance of Youth and Family Services. Mr. McLellan received a BA from St. Thomas College and has an honorary MBA from St. Edwards University. He has also attended the Stanford University School of Management and the Graduate Program in Sales Management at Columbia University.

Mr. Nash co-founded Treaty Oak Bancorp, has served as our executive vice president and as a director since inception and as our chief financial officer since December 2004, is the president and chief executive officer of the Bank, and is a director of the Bank. He has also been Executive Vice President and a director with Treaty Oak Holdings since April 2003 and its chief financial officer since December 2004 and a director with Treaty Oak Financial Holdings, Inc., since November 2003. Mr. Nash has more than 25 years of financial, operational, and leadership experience. From 1999 to January 2003, he served as President and led the turn-around of Addressing Your Needs, Inc. He was also an independent corporate consultant from June 2002 to January 2003. From 1996 to 1999 he was the chief operating officer of CSE Child Support Enforcement, now Supportkids, Inc. From 1991 to 1994 he was Chief Financial Officer and Chief Operating Officer of Select Marketing, Inc., which was acquired by Harte-Hanks Response Management in 1994, at which time he became Executive Vice President and General Manager, a position he held until 1996. He served as Executive Vice President, Chief Operating Officer, and President of Allied Bank North Austin (later First Interstate Bank of North Austin) from 1986 to 1991 and as Vice President and Section Manager at Texas

Commerce Bank-Austin, N.A., from 1983 to 1986. Prior to that time he held financial positions with the Public Utility Commission of Texas and Tracor, Inc. Mr. Nash holds BBA and MBA degrees from the University of Texas at Austin and is active in Austin civic activities, most recently acting as Co-Chair of the 2001 United Way Capital Area Fund Drive.

Mr. Charles Meeks has served as a member of our Board of Directors since May 2004 and is Chairman of the Board of the Bank, a position he has held since 1996. Since 1994, Mr. Meeks has served as the senior principal of the Charles T. Meeks Company, a consulting company for U.S. and offshore banks. From 1989 to 1994, he was a senior vice president with Alex Sheshunoff Management Services. Mr. Meeks has over 40 years of banking experience and served as the chief executive officer of a major affiliate bank of Allied Bancshares, Houston, Texas, a $10 billion bank holding company. He holds a BBA degree from the University of Texas at Austin.

Ms. Neal has served as a member of our Board of Directors since May 2004 and is a director of the Bank. She has also been a director with Treaty Oak Holdings since June 2003. In December 2003, Ms. Neal joined our strategic partner and affiliate Treaty Oak Financial Services as its president and chief executive officer and served in such capacity until December 2004. She was previously President of SoCo Consulting, Inc., a management consulting firm in Austin, Texas, providing a wide range of financial, operational, and technology services, which she founded in 1998. SoCo Consulting specialized in productivity and profit improvement (doing things better, smarter, and more efficiently in order to maximize revenues and their collectibility while minimizing or reducing costs). From 1991 to 1998 she was with Neal & Gibson, another management consulting firm in which she was a founding partner. Ms. Neal served as Senior Manager with Price Waterhouse/Coopers from 1984 to 1990. Prior to that she was Director of Public Money Program with the Texas State Treasury and Senior Vice President with Austin National Bank (InterFirst, RepublicBank—now NationsBank). She holds an MBA from the University of Texas at Austin.

Ms. Ellsworth is our treasurer and served as our chief financial officer from our inception until December 2004. She is the cashier of the Bank, as well as one of its directors. From October 2001 until joining us in October 2003, Ms. Ellsworth was self-employed as an independent contractor/consultant performing accounting and organizational functions for clients on a contractual basis. From February to September 2001, she served as the chief operating officer for The Buttross Group, assisting in the start-up of a de novo bank. From December 1998 to April 2000, she was employed by Flieller, Kruger & Skelton L.L.P., as a seasonal tax preparer.  Prior to that time, from 1989 to 1998, she served as Senior Vice President and Cashier of Hill Country Bank and served as a member of the board of directors. Until its sale in 1998, Ms. Ellsworth was responsible for Hill Country Bank’s regulatory reporting, financial statement and budget preparation, investment portfolio accounting, and calculation of the bank’s interest rate risk position and risk management strategy. From 1985 to 1989, Ms. Ellsworth served as Lakeway National Bank’s Vice President and Cashier. She holds a BS degree in psychology & social science, with a minor in math, from Clarkson College in Potsdam, New York.

Mr. Stolle has served as a member of our Board of Directors since May 2004 has been a member of the Board of Directors of Treaty Oak Holdings since June 2003 Mr. Stolle has been with Dell, Inc., since 1996. He is currently Vice President of Advanced Systems Group for the Small and Medium Business Division. Prior to that, he served in the capacities of Vice President of the Emerging Business Division and Vice President for Dell’s OptiPlex and Dimension lines of business. Before joining Dell, Mr. Stolle spent nine years at Sun Microsystems, where he managed the marketing, planning, and sales development for the Sun server business. His previous experience also includes positions in marketing and finance with the Hewlett Packard Company. Mr. Stolle holds a B.A. degree in biochemistry from the University of California, San Diego, and an M.B.A. from the University of Chicago.

Mr. Schrager has served as a member of our Board of Directors since May 2004 has been a member of the Board of Directors of Treaty Oak Holdings since November 2003 He has extensive experience in complex business matters in the financial industries and real estate, both as an independent business investor and as a practicing attorney. He has been in the private practice of law in Texas since 1988 and in Illinois from 1963 to 1988. Mr. Schrager holds a Bachelors degree in accounting from Ohio State University and an LLM from the University of Michigan Law School.

Mr. Watson has served as a member of our Board of Directors since May 2004 and is a director of the Bank. He is president of the Mariner Group, Inc., a bank investment and management consulting company he founded in 1999.

From 1996 to 1999, Mr. Watson served as managing director of bank operations for Fleet Financial Group, where he was responsible for the bank’s consolidated operating units including deposits, commercial and consumer loans, investments (trust and mutual fund), and capital markets. In 1995, Mr. Watson assumed responsibility for the Payment System Services Group at Wells Fargo Bank, following its acquisition of First Interstate Bancorp, where he held several executive management positions with affiliates from 1988 to 1995. Mr. Watson has over 28 years experience in banking and holds a BBA degree in finance from the University of Texas. He is currently a member of the board of directors of U.S Data Works, a public reporting company.

Mr. Coleman has served as a member of our Board of Directors since May 2004 and is a director of the Bank. He is a practicing attorney and since 1984 has been the president of his own firm, Arthur C. Coleman, P.C. Additionally, he has been Senior Vice President, Director, and General Counsel for the Medical Institute for Sexual Health since 1997. Mr. Coleman was instrumental in organizing the former Hill Country Bank and served as its general counsel and a member of its board of directors until its sale to Compass Bancshares in 1998. He holds a BS degree in economics from the Wharton School of the University of Pennsylvania and a law degree from Columbia University School of Law.

Mr. Pietrantone has served as our general counsel and secretary since inception and also serves as general counsel to the Bank. He has served as general counsel and secretary of Treaty Oak Holdings since December 2003. Mr. Pietrantone is of counsel and a shareholder with the law firm, Ernstmeyer & Pietrantone, P.C., which provides business advisory counseling and estate planning services and has been a member of the firm since September 2002. Prior to that time, he was a practicing attorney in corporate finance, securities law and executive compensation matters as an associate with the law firms of Jones, Day, Reavis & Pogue and Brobeck, Phleger & Harrison, LLP from 1995 to November 2001. He received a B.S. in Chemistry from Purdue University in 1985 and his JD from the University of Texas at Austin School of Law in 1995.

Mr. White is president of the Texline branch of the Bank and is a director of the Bank. He previously served as president and chief executive officer of the Bank from July 2001 to March 2004 prior to our acquisition of the Bank. He has more than 20 years experience in the banking industry, specializing in agricultural loans. Prior to that time, he was Senior Vice President and Senior Lender at Southwest State Bank in Sentinel, Oklahoma, from 1995 to 2001. He has also served in the capacity of vice president at First National Bank of Hooker, Oklahoma, Citizens State Bank of Liberal, Kansas, and Dumas Banking Center of Dumas, Texas. He attended Oklahoma State University, Northwestern State University, and Panhandle State University, with a major in agri-business. He also attended the Kansas School of Agriculture Banking and has participated in numerous banking seminars during his career. Mr. White is an active civic leader in the Texline community.

Mr. Randy Meeks has served as the Bank’s chief loan officer since April 2004. Before joining the Bank, Mr. Meeks was Partner/General Manager of Art Office Signs, a regional manufacturing/service business from March 1995 to March 2004. From February 1989 to March 1995, he served as Senior Vice President and Manager of the Commercial Lending Division in the Austin branch Boatmen’s National Bank, which was acquired by Bank of America. Mr. Meeks received a BBA in Finance degree from the University of Texas at Austin in August 1982 and is an August 1993 graduate of the Graduate School of Banking at Colorado. M. Randall Meeks is the son of Charles T. Meeks, a member of our Board of Directors.

Mr. Clark has served as the Bank’s chief credit officer since March 2004. Before joining the Bank, Mr. Clark served as Manager, Trust Real Estate Group for the Austin region, and trust administrator, for JPMorgan Private Bank from March 1995 to March 2004. Mr. Clark has over 29 years of experience in the commercial credit industry and received his BBA in Accounting from the University of Texas at Austin in May 1974.

Audit Committee

We have a separately-designated standing Audit Committee. Its members are Hayden D. Watson, Carl J. Stolle, and Arthur H. Coleman. Mr. Watson serves as chairman. Even though our common stock is not listed, we have determined that the NASDAQ “independence” standards are appropriate standards for our directors in accordance with applicable securities law requirements. Accordingly, each of the members of the Audit Committee is independent under these standards.

In addition, as a result of the Sarbanes-Oxley Act, we are required to disclose (1) whether we have at least one “audit committee financial expert” serving on our audit committee and the name of that expert, (2) whether the audit committee financial expert is “independent,” and (3) if we have no audit committee financial expert serving on our audit committee, we must state that fact and explain why. Our Audit Committee does not have a designated audit committee financial expert. The Board of Directors and each of the members of the Audit Committee believe that the Audit Committee as presently comprised thoroughly and adequately performs its primary functions without a member designated as an audit committee financial expert. However, as our operations expand in the future, we will seek to add a member that is qualified to serve as an audit committee financial expert.

Director Nominee Procedures for Security Holders

Under our bylaws, shareholders may nominate persons for election to our Board of Directors upon delivery of timely written notice to our corporate secretary. To be considered timely, the notice must be delivered or mailed and received at our principal offices not less than 60 days nor more than 180 days prior to the first anniversary of the preceding year’s annual meeting (in the case of an annual meeting) unless the date of such annual meeting is changed by more than 30 days from the anniversary date. In the latter case (and in the case of a special meeting), the notice must be received not later than the close of business on the 10th day following the earlier of the date on which a written statement setting forth the date of the meeting was mailed to shareholders or the date on which it is first disclosed to the public.

In addition, shareholders must be entitled to vote at the applicable meeting and be a shareholder of record at the time of providing notice in order for such nominations to be accepted.

Compliance with Section 16(a) of the Exchange Act

Our directors, officers, and 10% or more shareholders are not presently subject to Section 16(a) of the Exchange Act because we do not have a class of securities registered under Section 12 of that Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which, together with the policies referred to therein, is applicable to all our directors, officers and employees.  The Code of Business Conduct and Ethics covers all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. We encourage all employees, officers and directors to promptly report any violations of any of our policies. Copies of our Code of Business Conduct and Ethics may be obtained by any person, without charge, upon written request to our corporate secretary.

Item 10.                                                   Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to our chief executive officer and each of the four other most highly compensated executive officers and other officers and key employees of the Company whether or not such individuals salary and bonus for the fiscal year ended September 30, 2004 was in excess of $100,000 for services rendered in all capacities to Treaty Oak Bancorp, Inc. and its subsidiaries. No executive officers who would have otherwise been included in such table on the basis of salary and bonus earned for the 2004 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the “Named Officers.”

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Securities Underlying
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Stock Options Granted	All Other Compensation
Terry W. Hamann Chairman, President, and Chief Executive Officer (1)	2004	$86,250	$22,500	—	15,000	$2,438

Jeffrey L. Nash Executive Vice President, Chief Financial Officer, Bank President and Director (2)	2004	$164,370	$23,000	—	15,000	$4,394

Sandra L. Ellsworth Treasurer and Treaty Oak Bank Cashier (2)	2004	$64,400		—	5,000	$718

Tony White Texline Branch President and Bank Director (2)	2004	$40,000	$5,000	—	1,500	$1,500

Thomas G. Clark Chief Credit Officer Treaty Oak Bank(2)	2004	$44,880		—	2,500	$1,122

(1)                                  Mr. Hamann is also Chairman, President, and Chief Executive Officer of our affiliated organizing shareholder, Treaty Oak Holdings, Inc.. All other compensation represents our contributions to SIMPLE IRA plan.

(2)                                  All other compensation represents our contributions to SIMPLE IRA plan.

Option Grants

The following table contains information concerning the stock options granted to the Named Officers in the fiscal year ended September 30, 2004. We have not granted any stock appreciation rights.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

(Individual Grants)

Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price (2)	Expiration Date

Terry W. Hamann	15,000	19.9%	$8.33	May 19, 2014

Jeffrey L. Nash	15,000	19.9%	$8.33	May 19, 2014

Sandra L. Ellsworth	5,000	6.63%	$8.33	May 19, 2014

Tony White	1,500	1.99%	$8.33	May 19, 2014

Thomas G. Clark	2,500	3.31%	$8.33	May 19, 2014

(1)                                  Each of the options granted have a maximum term of ten years measured from the applicable grant date, subject to earlier termination in the event of the optionee’s cessation of service. Each of the options granted will become exercisable in three equal annual installments upon the completion of each year of service over the three-year period of service measured from the applicable grant date. The grant dates for the options are May 20, 2004.

(2)                                  The exercise price may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date or subject to applicable securities laws, may be paid with the proceeds from a same-day sale of the purchased shares.

Fiscal Year-end Option Values

The following table provides information, with respect to the Named Officers, concerning their exercise of options during the year ended September 30, 2004 and unexercised options held by them as of the end of such fiscal year. We have not granted any stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END

OPTION/SAR VALUES

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options At FY-End Exercisable/Unexercisable	Value of Unexercised In-the Money Options At FY-End Exercisable/Unexercisable(1)
Terry W. Hamann	—	—	0/15,000	— / —
Jeffrey L. Nash	—	—	0/15,000	— / —
Sandra L. Ellsworth	—	—	0/5,000	— / —
Tony White	—	—	0/1,500	— / —
Thomas G. Clark	—	—	0/2,500	— / —

(1)                                  As determined by our Board of Directors in connection with our public stock offering, the fair market value of our common stock at September 30, 2004, was $8.33 per share, which was equal to the option exercise price.

Director Compensation

We currently do not pay our directors for their services as directors, but we do reimburse expenses incurred in attending Board and committee meetings. In the future, we expect to pay retainer and committee fees at the rate customary in the banking and financial services industries.

Treaty Oak Bancorp and Treaty Oak Bank directors who are not employees are eligible to receive stock option grants at periodic intervals under the automatic option grant program of our 2004 Stock Incentive Plan. Under the automatic option grant program, on the date of each annual shareholders meeting (beginning in 2005), each non-employee Board member who continues to serve as a non-employee Board member will automatically be granted an option to purchase up to 3,000 shares of common stock, provided he or she has served on the Board for at least six months and has not received an automatic grant on the date of either of the last two preceding annual meetings. All directors are eligible to receive option grants under the discretionary option grant program of the plan. However, we cannot determine the likelihood of future stock options to Board members under the discretionary option grant program at this time.

In connection with our recently completed public offering, on May 20, 2004, we granted stock options to purchase an aggregate of 140,000 shares of our common stock to our Board members and those of the Bank, of which 70,000 shares were granted to non-employee Board members. Each stock option has an exercise price of $8.33 per share, and vests in three equal annual installments over the three-year period of continued service from the date of grant. Messrs. Hamann, McLellan, and Nash each received a stock option to purchase 15,000 shares, Ms. Ellsworth received an option to purchase 5,000 shares, and the remaining Board members each received an option to purchase 10,000 shares.

In addition, in connection with our organization, on December 8, 2003, Messrs. Hamann, McLellan, and Nash each received a stock issuance for 10,000 shares each at a purchase price of $2.00 per share in connection with their respective guaranties for a line of credit advanced by TIB—The Independent BankersBank, which line of credit was utilized for some of our organizational expenses and for advances in connection with public offering.

Employment agreements

We have not entered into formal employment agreements with any of our executive officers. All of our executive officers are employees-at-will serving at the pleasure of our Board of Directors.  We had a bonus arrangement with Tony White, our Texline branch president, under which we paid Mr. White a $5,000 bonus for remaining with us following our acquisition of the Bank and the relocation of the main office of the Bank to Austin, Texas.

Item 11.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities authorized for issuance under equity compensation plans

The following table provides information as of September 30, 2004, regarding our 2004 Stock Incentive Plan under which our common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	165,000	$8.33	335,000	(1)

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	165,000	$8.33	335,000

(1)                                  The plan reserve automatically increases on January 3, 2005, by an amount equal to 2% of the total number of shares of our common stock outstanding on December 31, 2004, subject to a 100,000-share increase limit.

Security Ownership of Certain Beneficial Owners and Management

This following table sets forth information regarding the beneficial ownership of our common stock as of December 3, 2004, for:

•                                          each person known by us to own beneficially more than 5% of our common stock;

•                                          each named officer named in the summary compensation table;

•                                          each of our directors and director nominees; and

•                                          all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated in the notes following the table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The applicable percentage of ownership for each shareholder is based on 2,569,474 shares of common stock outstanding as of December 10, 2004, together with the shares of common stock underlying options or warrants held by such persons that are exercisable on or before February 1, 2005. Shares of common stock issuable upon exercise of options and other rights beneficially owned that are exercisable on or before February 8, 2005, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percentage
Named Officers, Directors, and Director Nominees

Terry W. Hamann(1)(2)	26,199	1.02%

William J. McLellan(1)(3)	22,000		*

Jeffrey L. Nash(1)(4)	16,002		*

Toni A. Neal(1)(5)	3,602		*

Sandra L. Ellsworth(1)(5)	3,000		*

Thomas G. Clark(1)(5)	3,000		*

Tony White 111 2nd Street Texline, Texas 79087	—		*

Carl J. Stolle(6) Dell Inc. One Dell Way Round Rock, Texas 78682	7,202		*

Marvin L. Schrager(7) 6907 Cat Creek Run Austin, Texas 78731	6,952		*

Charles T. Meeks(8) 2308 Quail Run Cove Lago Vista, Texas 78645	15,840		*

Hayden D. Watson(9) 7901 Bee Cave Road #18 Austin, Texas 78746	20,880	*

Arthur H. Coleman(10) 2905 Thousand Oaks Dr Austin, Texas 78746	720	*

5% Shareholders

Treaty Oak Holdings, Inc. 101 Westlake Drive Austin, Texas 78746	1,000,000	38.90%

All directors and executive officers as a group (13 persons)(11)	136,618	5.14%

*                                         Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)                                  Address is 101 Westlake Drive, Austin, Texas 78746.

(2)                                  Includes 2,699 shares issuable upon exercise of common stock warrants exercisable within 60 days of December 10, 2004. Also includes 1,000 shares and warrants to purchase 200 shares held by Mr. Hamann’s spouse, which beneficial ownership of such shares is disclaimed.

(3)                                  Includes 2,000 shares issuable upon exercise of common stock warrants exercisable within 60 days of December 10, 2004.

(4)                                  Includes 1,000 shares issuable upon exercise of common stock warrants exercisable within 60 days of December 10, 2004. Also includes 1,000 shares and warrants to purchase 200 shares held for the benefit of Mr. Nash’ children, which beneficial ownership of such shares is disclaimed.

(5)                                  Includes 600 shares issuable upon exercise of common stock warrants exercisable within 60 days of December 10, 2004.

(6)                                  Includes 1,200 shares issuable upon exercise of common stock warrants exercisable within 60 days of December 10, 2004.

(7)                                  Includes 1,158 shares issuable upon exercise of common stock warrants exercisable within 60 days of December 10, 2004.

(8)                                  Includes 2,640 shares issuable upon exercise of common stock warrants exercisable within 60 days of December 10, 2004. Also includes 6,000 shares held jointly with Mr. Meeks’ spouse.

(9)                                  Includes 3,480 shares issuable upon exercise of common stock warrants exercisable within 60 days of December 10, 2004.

(10)                            Includes 120 shares issuable upon exercise of common stock warrants exercisable within 60 days of December 10, 2004.

(11)                            Includes 17,767 shares issuable upon exercise of common stock warrants exercisable within 60 days of December 10, 2004.

Item 12.                                                Certain Relationships and Related Transactions

General

We expect to enter into banking and other business transactions in the ordinary course of business with our directors and officers, including members of their families and corporations, partnerships, or other organizations in which they have a controlling interest. Each of these transactions will be on the following terms:

•                                          In the case of banking transactions, each transaction will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Bank;

•                                          In the case of business transactions, each transaction will be on terms no less favorable than could be obtained from an unrelated third party;

•                                          In the case of all related party transactions, each transaction will be approved by a majority of the independent and disinterested directors; and

•                                          In the case of loans to related parties or loan guarantees by related parties:

•                                          the loans will be evidenced by promissory notes naming Treaty Oak Bank as payee;

•                                          the terms of the loans will be comparable to those normally assessed by other lenders for similar loans made in the Texline and Austin areas;

•                                          the loans will be repaid pursuant to appropriate amortization schedules and contain default provisions comparable to those normally used by other commercial lenders for similar loans;

•                                          the loans will be made only if credit reports and financial statements show the loans to be collectible and the borrowers are satisfactory credit risks, in light of the nature and terms of the loans and other circumstances;

•                                          the loans meet the loan policies normally used by other commercial lenders for similar loans;

•                                          the purpose of the loans and the disbursements of proceeds will be reviewed and monitored in a manner comparable to that normally used by commercial lenders for similar loans; and

•                                          the loans will not violate the requirements of any banking or other financial institution’s regulatory authority.

Initial Capitalization

On December 8, 2003, we issued 1,000,000 shares to Treaty Oak Holdings, in consideration for $1,200,000 in cash and the contribution of other assets and accumulated costs. Treaty Oak Holdings, Inc., owns approximately 39% of our common stock and is considered a promoter of Treaty Oak Bancorp, Inc. The following table sets forth the nature and amount of the additional consideration we received from Treaty Oak Holdings:

Nature of Consideration	Book Value	Assigned Value(1)
Contract to Acquire Texline State Bank	$0	$520,000
Deferred Stock Offering Costs	$307,000	$307,000
Bank Acquisition Deposit	$50,000	$50,000
Bank Acquisition Costs	$129,000	$129,000
Contributed Costs of Organization and Pre-opening (2)	$0	$342,246

(1)                                  These figures represent values determined by our Board of Directors in good faith independent of whether such values would be considered assets for financial reporting purposes.

(2)                                  These figures represent cumulative costs that were incurred and paid by Treaty Oak Holdings prior to December 8, 2003, which were expensed in accordance with generally accepted accounting principles and not subject to reimbursement.

On December 8, 2003, we also issued 10,000 shares of common stock to each of our initial directors and organizers, Terry W. Hamann, William J. McLellan, and Jeffrey L. Nash, in consideration for $200 in cash and each individual’s guaranty associated with the line of credit that Treaty Oak Holdings obtained from TIB—The Independent BankersBank, Irving, Texas, in order to fund organizational, other pre-opening, and public offering expenses.

In accordance with state corporate law, our Board of Directors on the date of issuance, Messrs. Hamann, McLellan, and Nash, determined the value and sufficiency of the consideration received for our shares. In determining the value of the consideration, our Board of Directors did not seek an independent valuation from a third party.

Bank Acquisition

Capitalization

In March 2004, our organizing shareholder, Treaty Oak Holdings, advanced $500,000 to us in connection with the acquisition of Texline State Bank. The $500,000 was advanced to us so we could make a contribution to the capital of Texline State Bank in connection with our acquisition of Texline State Bank. This obligation was represented by a promissory note bearing interest at 2.00% and payable in 12 months, with no penalty for prepayment. This note, including accrued interest, was automatically convertible into 61,342 shares of common stock on March 9, 2005, based upon a conversion price of $8.33 per share. In September 2004, we repaid this note in the amount of $507,302, representing principal and accrued interest.

Purchase Price Promissory Notes

In connection with our acquisition of Texline State Bank, we issued unsecured promissory notes in the aggregate principal amount of approximately $680,000 to Charles T. Meeks, a member of our Board of Directors, in satisfaction of our purchase price delivery obligations. The notes carried a fixed interest rate of 5% with no prepayment penalty. On September 30, 2004, we repaid the notes in full with a principal payment of $679,305.02 and accrued interest of $15,731.51.

Expense Reimbursement Agreement

Treaty Oak Holdings, our organizing shareholder, obtained a working capital line of credit in the amount of $950,000 from TIB—The Independent BankersBank, Irving, Texas. This line of credit was utilized to fund organizational, other pre-opening and public offering expenses with interest at the prime rate plus 0.5% and was guaranteed, jointly and severally, by three of our organizers and directors, Terry W. Hamann, William J. McLellan, and Jeffrey L. Nash, and by Toni A. Neal, one of our directors. The line of credit was repaid in full during fiscal year 2004. Under the terms of an Expense Reimbursement Agreement, we reimbursed Treaty Oak Holdings for the organizational, other pre-opening, and offering expenses it paid or accrued on our behalf in the amount of $775,000 during fiscal year 2004.

Registration Rights Agreement

Beginning January 1, 2005, and ending September 30, 2014, Treaty Oak Holdings will be entitled to certain registration rights requiring us to register the sale of its shares under the Securities Act of 1933, under the terms of an agreement between us and Treaty Oak Holdings. Treaty Oak Holdings is entitled to demand that we register its shares of Treaty Oak Bancorp common stock under the Securities Act, subject to various limitations. We are not required to effect more than two registrations pursuant to these demand registration rights. In addition, Treaty Oak Holdings is entitled to piggyback registration rights with respect to the registration of its shares under the Securities Act, subject to various limitations. Further, at any time after we become eligible to file a registration statement on Form S-3, Treaty Oak Holdings may require us to file registration statements under the Securities Act on Form S-3 with respect to its shares of common stock. Treaty Oak Holdings may assign its registration rights to transferees of its shares of common stock under certain circumstances.

These registration rights are subject to certain conditions and limitations, among them the right of any underwriters of an offering to limit the number of shares of common stock held by Treaty Oak Holdings (or subsequent holders assigned these registration rights) to be included in a registration. We are generally required to bear all of the expenses of all of these registrations, except underwriting discounts and selling commissions. Registration of any of the shares of common stock held by Treaty Oak Holdings (or subsequent holders assigned these registration rights) would result in shares becoming freely tradable without restriction under the Securities Act immediately upon effectiveness of such registration.

PGI Equity Partners, L.P.

Office Lease

Our offices are located in a renovated building at 101 Westlake Drive, Austin, Texas. We lease approximately 7,000 square feet for the Bank’s offices, in a lease executed as of June 1, 2004, and an additional 700 square feet, effective as of October 1, 2004, for the Company’s offices from PGI Equity Partners, L.P., a Texas limited partnership. Treaty Oak Holdings owns a limited partnership interest of 87.5% in PGI Equity Partners, L.P. and the sole general partner of the partnership (which owns a 5% interest) is a wholly-owned subsidiary of Treaty Oak Holdings. We engaged the services of a third party consultant in determining the fair market rental value of this office space to be leased to us and the Bank.

Investment Deposit

In connection with a proposed investment in the Bank’s premises, on November 18, 2004, the independent, disinterested directors and members of our Audit Committee, Mr. Watson and Mr. Coleman, approved the terms whereby we would purchase a limited partnership interest in PGI Equity Partners, L.P. of 47.5% for a cash purchase price of $950,000. We paid a deposit of $150,000 with the remaining $800,000 to be paid upon closing of the proposed transaction. The deposit will be returned (without interest or charge) if the investment is not approved by the Board of Directors of Treaty Oak Holdings, Inc. on or before December 31, 2004. In connection with the investment, we will receive (i) 80% priority on capital up to 130% of the investment; (ii) all annual cash flow in excess of the first $16,000; (iii) priority of 30% of investment on sale proceeds of real property; and (iv) additional pro-rata distributions subject to capital recovery of certain limited partners and the general partner. In addition, we will receive a put right from Treaty Oak Holdings exercisable during November 2010 at 130% of the investment (the “Put Value”). This put right will accelerate and become immediately exercisable if the value of Treaty Oak Holdings net assets is reduced to an amount less than two times the Put Value. Treaty Oak Holdings has a call right exercisable at 130% of the investment in the event we are acquired via merger or a sale of substantially all of our assets or otherwise undergo a change in control. Upon the closing of our proposed investment, Treaty Oak Holdings would own a collective limited partnership interest of 43.75%.

Accounting and Tax Services

We receive tax planning advice and general tax and accounting services from Hamann & Associates, P.C. (“Hamann & Associates”), a professional corporation of certified public accountants with staff licensed to practice in Texas, Maryland, the District of Columbia, and before the United States Tax Court. During the fiscal year ended September 30, 2004, we paid approximately $113,000 for these services. For the fiscal year ending September 30,

2005, we expect to pay approximately 100,000 for these services.  Mr. Hamann owns an 80% interest in Hamann & Associates and serves as the chairman of its board of directors but has a limited participation in the ongoing delivery of services to its clients in an advisory capacity. None of the services provided in the year ended September 30, 2004, and none of the services to be provided for the year ended September 30, 2005 are provided by Mr. Hamann.

Hamann & Associates is a firm focused on tax planning and tax advisory work and does not provide auditing services to clients.

Promotional Shares Lock-In Agreement

In connection with our public offering, Treaty Oak Holdings, our organizing shareholder, and certain of our officers and directors were required by the Texas State Securities Board to escrow their shares of common stock issued to them upon our formation pursuant to a Promotional Shares Lock-In Agreement. Pursuant to the terms of the Lock-In Agreement, beginning two years from the date of completion of the offering, 2.5% of the promotional shares may be released each quarter on a pro rata basis among the depositors, and all remaining promotional shares will be released from escrow on the fourth anniversary from the date of completion of this offering. The promotional shares may not be transferred by the holders thereof, except in certain limited instances such as by will, the laws of descent and distribution, by order of any court of competent jurisdiction or by gift to family members.

Item 13.                                    Exhibits

a.               Exhibits

3.1

Amended and Restated Articles of Incorporation (filed as Exhibit 4.1 to Registration Statement on Form S-8 filed with the Commission on October 22, 2004 (File No. 333-119914), which exhibit is incorporated herein by reference)

3.2	*	By-laws

4.1	*	Specimen Common Stock Certificate, $.01 par value per share

4.2	*	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws defining rights of holders of Common Stock

10.1		Amended and Restated Building Lease between PGI Equity Partners, L.P., and Treaty Oak Bank

10.2	*	Expense Reimbursement Agreement between Treaty Oak Holdings, Inc., and Treaty Oak Bancorp, Inc.

10.3	*	Form of Promotional Shares Lock-In Agreement

10.4	*	Form of Escrow Agreement between Treaty Oak Bancorp, Inc., and TIB-The Independent BankersBank

10.5	*	Form of Treaty Oak Bancorp Shareholders’ Warrant Agreement

10.6		Treaty Oak Bancorp, Inc., 2004 Stock Incentive Plan (Amended and Restated as of May 20, 2004)

10.7	*	Form of Indemnification Agreement between Treaty Oak Bancorp, Inc., and its Directors and Officers, and those of the Bank

10.8	*	Registration Rights Agreement between Treaty Oak Bancorp, Inc., and Treaty Oak Holdings, Inc.

21		Subsidiaries

23		Consent of McGladrey & Pullen LLP

31.1		Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2		Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*                                         Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-112325).

Item 14.                                    Principal Accountant Fees and Services

General

The Sarbanes-Oxley Act of 2002 requires auditing services and non-audit services provided by an issuer’s independent auditor to be approved by the issuer’s audit committee prior to such services being rendered or to be approved pursuant to pre-approval policies and procedures established by the issuer’s audit committee.  Our Audit Committee has not established pre-approval procedures and instead specifically approves each service prior to the engagement of the auditor for all audit and non-audit services.

Audit Fees

The aggregate fees billed by McGladrey & Pullen LLP for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2004, were $45,000.  This engagement was approved by our Audit Committee prior to services being rendered.

The aggregate fees billed by McGladrey & Pullen LLP for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended September 30, 2003, were $30,759 and for the review of the consolidated financial statements included in our Quarterly Reports on Form 10-QSB during fiscal year 2004 were $15,000.  These services were approved by our Board of Directors, prior to the formation of our Audit Committee.

Audit-Related Fees

The aggregate fees billed by McGladrey & Pullen LLP for professional services rendered for the audit of our banking subsidiary prior to our acquisition was $37,000 and for the review of our financial statements and consents in connection with our Registration Statement on Form SB-2, as amended, were $64,003.  These services were approved by our Board of Directors, prior to the formation of our Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREATY OAK BANCORP, INC.

Dated: December 29, 2004	By:	/s/ Terry W. Hamann
Terry W. Hamann, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry W. Hamann	Chairman of the Board, President, and	December 29, 2004
Terry W. Hamann	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey L. Nash	Executive Vice President, Chief	December 29, 2004
Jeffrey L. Nash	Financial Officer, and Director
(Principal Financial and Accounting
Officer)

/s/ William J. McLellan	Director	December 29, 2004
William J. McLellan

	Director	December 29, 2004
Toni A. Neal

/s/ Charles T. Meeks	Director	December 29, 2004
Charles T. Meeks

/s/ Carl J. Stolle	Director	December 29, 2004
Carl J. Stolle

/s/ Marvin L. Schrager	Director	December 29, 2004
Marvin L. Schrager

/s/ Hayden D. Watson	Director	December 29, 2004
Hayden D. Watson

/s/ Arthur H. Coleman	Director	December 29, 2004
Arthur H. Coleman

Report of Independent Registered Public Accounting Firm

The Board of Directors

Treaty Oak Bancorp, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheets of Treaty Oak Bancorp, Inc. and Subsidiaries (the Company) as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended September 30, 2004 and the period from November 1, 2002 (inception) to September 30, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Treaty Oak Bancorp, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for the year ended September 30, 2004 and the period from November 1, 2002 (inception) to September 30, 2003, in conformity U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Dallas, Texas
December 3, 2004

Treaty Oak Bancorp, Inc.

Consolidated Balance Sheets

September 30, 2004 and 2003

(Dollars In Thousands, Except Par Value Amounts)

	2004	2003

ASSETS
Cash and due from banks	$3,562	$—
Interest bearing deposits in banks	1,272	—
Federal funds sold	4,450	—

Total cash and cash equivalents	9,284	—

Stock subscriptions receivable (Note 3)	3,379	—
Securities available for sale (Note 5)	464	—
Securities held to maturity, Fair value of $6 (Note 5)	7	—
Investment in Federal Home Loan Bank stock, at cost	211	—
Loans, net (Note 6)	9,953	—
Premises and equipment, net (Note 7)	1,227	—
Accrued interest receivable	144	—
Due from affiliates	69
Goodwill (Note 10)	1,161	—
Core deposit intangibles, net (Note 10)	64
Other assets	205	—

Total assets	$26,168	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits (Note 9):
Noninterest-bearing demand	$2,579	$—
NOW, money market and savings	2,391	—
Time deposits	8,223	—

Total deposits	13,193	—

Accrued interest payable	15
Capital lease obligation (Note 8)	509	—
Other liabilities	132	—

Total liabilities	13,849	—
Commitments and Contingencies (Notes 8 and 14)	—	—

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 2,169,814 issued and outstanding	22	—
Paid-in capital	11,067	218
Accumulated deficit	(2,151)	(218)
Common shares subscribed for but not paid for and not issued – 405,663 shares	3,379
Accumulated other comprehensive income	2	—

Total shareholders’ equity	12,319	—

Total liabilities and shareholders’ equity	$26,168	$—

See Notes to Consolidated Financial Statements.

Treaty Oak Bancorp, Inc.

Consolidated Statements of Operations

Year Ended September 30, 2004 and Period From November 1, 2002 (inception) to September 30, 2003

(Dollars In Thousands, Except Per Share Amounts)

	Year Ended September 30, 2004	Period from November 1, 2002 (inception) to September 30, 2003

Interest income:
Loans, including fees	$447	$—
Taxable securities	7
Interest on deposits with other banks	4	—
Federal funds sold	13	—

Total interest income	471	—

Interest expense:
Deposits	82	—
Other borrowings	41	—

Total interest expense	123	—

Net interest income	348	—

Provision for loan losses (Note 6)	95	—

Net interest income after provision for loan losses	253	—
Noninterest income:
Service charges on deposit accounts	33	—
Other noninterest income	1	—

Total noninterest income	34	—
Noninterest expense:
Salaries and employee benefits	1,072	—
Occupancy and equipment expenses	121	—
Acquisition and capital raising costs	524	218
Other noninterest expense	503

Total noninterest expense	2,220	218

Net loss	$(1,933)	$(218)

Loss per common share - basic	$(1.72)	$(0.22)
Loss per common share - diluted	$(1.72)	$(0.22)
Weighted average shares outstanding - basic	1,122,482	1,000,000
Weighted average shares outstanding - diluted	1,122,482	1,000,000

See Notes to Consolidated Financial Statements.

Treaty Oak Bancorp, Inc.

Consolidated Statements of Changes In Stockholders’ Equity

Year Ended September 30, 2004 and Period from

November 1, 2002 (inception) to September 30, 2003

(Dollars In Thousands)

	Common Stock		Additional paid-in	Subscribed for but not paid for	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	and not issued	Deficit	income	Total

Contribution of pre-opening expenses incurred by organizing shareholder on behalf of the Company	—	$—	$218	$—	$—	$—	$218
							—
Net loss					(218)	—	(218)
							—
Balances at September 30, 2003	—	$—	$218	$—	$(218)	$—	$—

Initial capital contribution from organizing shareholder	1,000,000	10	1,677	—	—	—	1,687
Sale of common stock - initial issuance	40,000	—	—	—	—	—	—
Contribution of pre - opening expenses incurred by organizing shareholder on behalf of the Company (Note 3)		—	246	—	—	—	246
Contribution of deferred stock issuance costs by organizing shareholder on behalf of the Company (Note 3)			103	—	—	—	103
Non-cash stock - based compensation (Note 12)			333	—			333
Sale of common stock, net of issuance costs	1,129,814	12	8,490	—	—	—	8,502
Common shares subscribed for but not paid for and not issued	405,663			3,379			3,379
Net loss		—	—	—	(1,933)	—	(1,933)
Change in unrealized appreciation on securities available for sale		—	—	—	—	2	2

Comprehensive loss		—	—	—	—	—	(1,931)

Balances at September 30, 2004	2,575,477	$22	$11,067	$3,379	$(2,151)	$2	$12,319

See Notes to Consolidated Financial Statements.

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows

Year Ended September 30, 2004 and Period from November 1, 2002 (inception) to September 30, 2003

(Dollars In Thousands)

	Year Ended September 30, 2004	Period from November 1, 2002 (inception) to September 30, 2003

Cash flows from operating activities:
Net loss	$(1,933)	$(218)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	95	—
Non-cash stock based compensation	333	—
Non-cash pre-opening expenses incurred by majority shareholder on behalf of the Company	246	218
Depreciation and amortization	33	—
Net amortization on securities	4	—
Changes in other operating assets and liabilities:
Accrued interest receivable	41	—
Other assets	(216)	—
Accrued interest payable	2	—
Other liabilities	130	—

Net cash used in operating activities	(1,265)	—

Cash flows from investing activities:
Proceeds from maturities and principal repayments on securities - available for sale	31	—
Proceeds from maturities and principal repayments on securities - held to maturity	400	—
Purchases of securities available for sale	(401)	—
Cash purchase of subsidiary, net of cash received	(337)	—
Proceeds from sale of other real estate	54	—
Net increase in loans	(1,562)	—
Advances to affiliates	(69)	—
Purchases of premises and equipment	(271)	—

Net cash used in investing activities	(2,155)	—

Cash flows from financing activities:
Net increase in deposits	4,311	—
Initial capital contribution of majority shareholder	1,200	—
Proceeds from the sale of common stock, net of issuance costs	8,912	—
Borrowings from affiliates	1,252	—
Repayments of advances to affiliates	(1,252)	—
Borrowings through notes payable to affiliates	500	—
Repayments of notes payable to affiliates	(500)	—
Repayment of FHLB loans	(700)	—
Decrease in notes payable for Texline State Bank	(1,019)	—

Net cash provided by financing activities	12,704	—

Net increase in cash and cash equivalents	9,284	—

Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$9,284	$—

See Notes to Consolidated Financial Statements.

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows

Year Ended September 30, 2004 and the Period From November 1, 2002 (inception) to September 30, 2003

(Dollars In Thousands)

	2004	2003

Supplemental disclosures of cash flow information:
Contribution of deferred stock issuance costs	$410	$—
Contribution of direct acquisition costs - Texline State Bank	$130	$—
Contribution of deposit on Texline State Bank	$50	$—
Cash interest paid	$125	$—
Commitment under capital lease	$509	$—
Assets acquired through foreclosure	$54	$—

Acquisition of Texline State Bank
Assets acquired	$10,953
Liabilities assumed	(9,597)
Notes payable on acquisition	(1,019)
Cash paid, net of cash received	$337

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2004 and 2003

Note 1.  Organization and Nature of Operation

Treaty Oak Bancorp, Inc. (“the Company”) is a bank holding company incorporated on November 18, 2003 and organized December 8, 2003 for the purpose of holding the common stock of Treaty Oak Bank, formerly Texline State Bank (“the Bank”).  The Company acquired Texline State Bank on March 9, 2004 and began conducting banking operations in Texline, Texas.  On September 10, 2004, the Company received final approval to relocate the main office of Texline State Bank to Austin, Texas, and to rename the Bank “Treaty Oak Bank.”  The Bank commenced operations in Austin, Texas, on September 10, 2004.  Prior to the commencement of operations in Austin, the Company was considered to be in the development stage.

The Company, through Treaty Oak Bank provides a full range of commercial and consumer banking services to individuals and businesses in the commercial sector in Austin, Texas, and in the agriculture, cattle and commercial sectors in the community of Texline, Texas.

Note 2.  Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.  The accounting principles followed and the methods of applying them are in conformity with both accounting principles generally accepted in the United States of America and prevailing practices of the banking industry.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Treaty Oak Bancorp, Inc., (Company) and its wholly-owned subsidiaries, Treaty Oak Bank (the Bank) and Texline State Insurance Agency, Inc., a Texas corporation (TSIA).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the period.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.  Federal funds are normally sold for one-day periods.  The Company normally considers all highly liquid investments with an initial maturity less than ninety days to be cash equivalents.  Cash flows from loans, due from time deposits and deposits are reported net.

Securities Available for Sale

Securities classified as available for sale are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.  Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of income taxes.  Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.  Declines in fair values of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

Securities Held to Maturity

Securities classified as hold to maturity are those that the Company intends to hold until the instrument matures under the terms of its issuance and are reported at amortized cost.  The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Declines in fair value of held to maturity securities below amortized cost which are other than temporary are reflected as an impairment charge.  Declines in fair values of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for the allowance for loan losses. Interest is accrued daily on the outstanding balances.

A loan is considered impaired when it is probable, based upon current information and events, the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are accounted for at the net present value of expected future cash flows, discounted at the loan’s effective interest rate, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extend cash payments are received.

Loan fees and certain direct loan origination costs are immaterial.

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

Premises and Equipment

Land is carried at cost.  Buildings, leasehold improvements, furniture and equipment are carried at cost, less accumulated depreciation which is computed on the straight line method over the following estimated useful lives:

Building and improvements	10 – 25 years
Furniture and equipment	2 – 10 years

Leasehold improvements are amortized over the shorter of the lease term or their useful life.

Leases

Leases classified as capital leases are recorded on the balance sheet at the net present value of the minimum lease payments and depreciated over the life of the lease.  Leases classified as operating leases are expensed as payments are due.

Other Real Estate and Repossessed Assets

Assets acquired through or instead of loan foreclosures are initially recorded at fair value when acquired, establishing a new cost basis.  If fair value declines, an impairment charge is recorded through expense.  Costs after acquisition are expensed.

Comprehensive Income

Comprehensive income is included in the consolidated statement of changes in stockholders’ equity and reported for all periods.  Comprehensive income includes both net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Intangible and Other Assets

Goodwill is not amortized but is instead reviewed at least annually for impairment, and more often when impairment indicators are present.  The Company completed a test for impairment of its goodwill based upon the measurement of its fair value as provided under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangibles.  The Company has determined that its goodwill is not impaired.

Core deposit intangibles are amortized using the straight-line method, which approximates the interest method, over seven years, the estimated life of the related deposits.

Impairment of Long-Lived Assets

The Company evaluates and recognizes impairment of long-lived assets under the provisions of SFAS No. 144, Accounting for the impairment of Long-Lived Assets.  The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is recognized when the sum of the undiscounted future cash flow is less then the carrying amount of the asset, in which case, a write-down is recorded to reduce the related asset to its estimated fair value.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method.  Accordingly, compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at data of grant over the exercise price.

The Company accounts for stock-based compensation to non-employees at fair value.

As of September 30, 2004, there were outstanding options to purchase an aggregate of 165,500 shares of the Company’s common stock.  Each option has an exercise price of $8.33 per share and may be exercised in three equal annual installments for each year of service measured from the grant date.

Accordingly, the expense related to stock option compensation included in the determination of net income for the fiscal year ended September 30, 2004, is less than that which would have been recognized if the fair value method had been applied.  The Company’s net income and earnings per share would have been adjusted to the proforma amounts indicated below:

The weighted average fair value of the options granted during the year ended September 30, 2004, has been estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0%
Risk-free interest rate	4.75%
Expected volatility	22%
Expected life in years	10

The table below presents the pro forma effect on the Company’s loss from operations assuming the Company expensed the fair value of the options

	Year Ended September 30, 2004	Year Ended September 30, 2003

Net loss - as reported	$(1,933)	$(218)
Net loss - Pro Forma	(2,003)	(218)

Loss per share - as reported
basic	$(1.72)	$(0.22)
diluted	$(1.72)	$(0.22)

Earnings per share - Pro Forma
basic	$(1.80)	$(0.22)
diluted	$(1.80)	$(0.22)

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued.  For the year ended September 30, 2004, the Company had 165,500 options exercisable at $8.33 per share and 317,867 warrants exercisable at $10.00 per share outstanding.  For the year ended September 30, 2004, and the period from November 1, 2002 (inception) to September 30, 2003, potentially dilutive securities were antidilutive due to the Company’s net loss.  For purposes of calculating earnings per share the 1,000,000 shares issued to the organizing shareholder on December 8, 2003, are deemed issued and outstanding for the entire period.

Statement of Cash Flows

The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, and loans made to customers and principal collections on those loans.  The Company has chosen to report its cash flows by the indirect method.

Fair Value of Financial Instruments

The Company provides disclosures regarding financial instruments as prescribed by accounting principles generally accepted in the United States of America.  These disclosures do not purport to represent the aggregate net fair value of the Company.  Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations which vary widely among different financial institutions and which are subject to change.  The following methods and assumptions were used by the Company in estimating financial instruments’ fair values:

Loans:  The fair values estimated for loans are estimated using a discounted cash flow calculation based on the interest rates currently being charged comparative to average market rates being charged for loans of similar amounts and maturities.

Investment Securities:  The fair value of investment securities are the market value for those securities as determined by the market on the balance sheet date.

Deposit liabilities:  The fair values estimated for demand deposits (interest and non-interest bearing accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carry amounts).  Fair values of fixed rate certificates of deposits are estimated using a discounted cash flow calculation based on interest rates currently being offered.

Federal Home Loan Bank advances:  Fair values for Federal Home Loan Bank advances are based upon current market rates for instruments with similar maturities.

New Accounting Pronouncements

The Company may be subject to FIN 46(R), Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, for the first quarter of the fiscal year ending September 30, 2005, with respect to PGI Equity Partners, LP, a Texas limited partnership and the lessor of the leased premises.  On November 18, 2004, the Company made a deposit of $150,000 toward the purchase of a 45% Class D limited partnership interest.  (See Note 12)  As a result of this transaction, management believes that the adoption of FIN 46(R) will result in consolidation of this entity.

In January 2003, the Emerging Issues Task Force (“EITF”) began a project “EITF 03-1” to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. The EITF has deferred indefinitely the measurement and recognition provisions under this pronouncement.  Managment does not believe the adoption of this pronouncement will have a material effect on the financial statements.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. According to the release, the fair value of the loan commitment is determined without considering the value of future cash flows related to servicing the loans, and thus the fair value represents the value of having to make a loan at what may become a below-market rate. This guidance is applicable for mortgage loan commitments, where the loans are to be sold, entered into as of April 1, 2004 or later. Management determined that implementation did not have a material impact on financial statement reporting.

The Financial Accounting Standards Board is preparing a proposed statement that would be effective for all employee awards granted, modified, or settled.  As of the effective date, compensation expense related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of Statement 123. Adoption of this standard could materially impact the amount of compensation expense incurred for future financial statements reporting if the Company has a stock award program in place at the time the proposed statement becomes effective.

Note 3.  Common Stock Offering

The Company sold 1,535,477 shares of its common stock at $8.33 per share, resulting in gross proceeds of approximately $12,741,000 and incurred offering costs of $910,000. As of September 30, 2004, 1,129,814 of these had been issued and 405,663 were subscribed. The Company used the proceeds to pay the costs of the offering, paid the balance of the acquisition indebtedness for the purchase of Texline State Bank, and paid off certain other short-term borrowings, including advances and a payable to the organizing shareholder.  The balance of the proceeds of the offering will be held and invested.

The stock subscription receivable at September 30, 2004, represents stock subscription agreements that were received on or before September 30, 2004, and the proceeds collected and stock issued during the period from October 1, 2004 to December 3, 2004.

In addition, the Company issued warrants to purchase one share of common stock for every five shares of common stock purchased, up to a maximum of 280,000 warrants.  This amount was increased to approximately 318,000 warrants in conjunction with the over-subscription of the offering.  The warrants have an exercise price for $10.00 per share and are exercisable at any time prior to June 30, 2007, subject to certain corporate transactions.

Treaty Oak Holdings advanced funds for organizational, acquisition, offering and other pre-operating expenses.  These advances were made under an expense reimbursement agreement which obligated the majority shareholder to advance such funds on behalf of the Company, up to an aggregate of $775,000 subsequent to December 8, 2003.

When the Company raised $4,000,000 from the issuance of its common stock, the Company was obligated to reimburse these costs, which were reimbursed in September 2004.  Costs of raising capital and costs identified as start-up costs in excess of $775,000 were paid on behalf of the Company by the organizing shareholder are reflected in the accompanying financial statements and contributed capital.  Deferred Stock issuance costs incurred of $103,000 pre-opening expenses of $246,000 were contributed to capital for the year ended September 30, 2004.

Note 4.  Acquisition of Texline State Bank

On March 9, 2004, the Company purchased, 99.92% of the outstanding shares of the Bank’s common stock, the only stock currently outstanding, for a total purchase price of approximately $2,225,000.  Following the purchase of additional shares and the completion of a reverse stock split, the Company owns 100% of the outstanding stock of the Bank.  The Bank was acquired as the first phase of the Company’s business plan to acquire a small Texas chartered bank, and the second phase being to relocate the charter to Austin, Texas.  This second phase was completed on September 10, 2004, when the Company received final approval to change the name of Bank to Treaty Oak Bank and to open the main office of the Bank in Austin, Texas.

The purchase price was paid approximately $1,206,000 in cash and notes payable of $1,019,000.  The notes bore interest at 5% per annum and are currently amortized over 10 years.  These notes accelerated and became immediately payable when the Company sold at least $7,000,000 of its common stock in the public offering.  The notes were paid off in September 2004.  The operating results of the Bank are included in the Company’s Financial Statements since the date of acquisition.

The purchase price and preliminary allocation of the purchase price for the Bank, was as follows (in thousands):

Contract price	$2,225
Acquisition costs	218
Total purchase price	$2,443

Immediately following the acquisition, Texline condensed balance sheet was as follows (in thousands):

Cash and cash equivalents	$869
Securities	503
Loans, net	8,540
Core deposit intangibles	70
Goodwill	1,161
Other assets	897
Total assets acquired	12,040

Deposits	(8,882)
Other liabilities	(715)
Total liabilities assumed	(9,597)
Allocated purchase price	$2,443

The table below shows the pro forma results of operations assuming the acquisition of Treaty Oak Bank as of the first day of each period.  The results of actual operations over the same period could materially differ from those reported here. (In thousands except per share amounts)

	Year Ended
	September 30, 2004	Period from November 1, 2002 to September 30, 2003
Net interest income	$653	$602
Net loss	$(1,775)	$(279)
Loss per share	$(1.58)	$(0.28)

Note 5.  Securities

Securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2004:
Mortgage-backed securities and collateralized mortgage obligations - held to maturity	$7	$—	$(1)	$6
Total held to maturiity	7	—	(1)	6

Agency notes and bonds - available for sale	404	—	—	404
Mortgage-backed securities and collateralized mortgage obligations - available for sale	58	2	—	60
Total available for sale	462	2	—	464

Total	$469	$2	$(1)	$470

The Company held no securities as of September 30, 2003.

Mortgage-backed securities are backed by pools of mortgages most of which are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).

Agency notes and bonds - available for sale mature within one year. Expected maturities of mortgage-backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Therefore maturities of mortgage-backed securities are not presented.

At September 30, 2004, all of the securities owned by the Company were pledged to Texline Independent School District ($265,000) and the City of Texline ($205,000).

There were no securities sold during the year ended September 30, 2004.

Note 6.  Loans and Allowance for Loan Losses

The Company grants agribusiness, real estate, and commercial loans to customers primarily in the Austin and Northwest Texas markets.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their obligations is dependent upon the general economic conditions of the area.

Loans at September 30, 2004 were as follows (in thousands):

2004

Agriculture	$3,444
Real estate	3,690
Commercial	2,316
Consumer	720

10,170

Less: allowance for loan losses	(217)

$9,953

Activity in the allowance for loan losses for the year ended September 30, 2004 was as follows (in thousands):

2004

Balance on date of acquisition	$166
Provision for loan losses	95
Loans charged off	(65)
Recoveries on loans previously charged-off	21

Balance at the end of the year	$217

The Company had no impaired loans at September 30, 2004.  At September 30, 2004, The Bank had approximately $152,000 in nonperforming loans including nonaccrual loans and loans past due over 90 days and still accruing interest.

Note 7.  Premises and Equipment

Premises and equipment at September 30, 2004 were as follows (in thousands):

2004

Land	$4
Building and leasehold improvements	615
Furniture, fixtures and equipment	635

1,254

Less accumulated depreciation and amortization	(27)

$1,227

Note 8.  Leases

The Company’s offices are located in a renovated building at 101 Westlake Drive, Austin, Texas. The Company leases approximately 7,000 square feet for the Bank’s offices effective June 1, 2004, and an additional 700 square feet for the Company’s offices through a sub-lease, effective October 1, 2004, from PGI Equity Partners, L.P., a Texas limited partnership, a related party. Treaty Oak Holdings owns a limited partnership interest of 87.5% in PGI Equity Partners, L.P. and the sole general partner of the partnership (which owns a 5% interest) is a wholly-owned subsidiary of Treaty Oak Holdings.  The Company engaged the services of a third party consultant in determining the fair market rental value of this office space to be leased to us and the Bank. As a result of these leases, the Company may be subject to the consolidation provisions of FIN 46(R) beginning in the quarter ending December 31, 2004.

Effective September 28, 2004, the Company entered into a 3 year lease for certain furniture, fixtures and equipment.  The first payment under this lease is due on January 1, 2005, though the Company had already accepted delivery of the equipment on September 30, 2004.  The lease has a renewal option for two additional years.  Due to certain financing provided by the Bank to the lessor, the lease is treated as a capital lease and the lease is being amortized over the maximum 60 month term.

The following is a schedule of the future minimum lease payments for the Company’s office and equipment leases (in thousands).

Fiscal Year Ending September 30,	Operating Leases	Capital Leases

2005	$162	$87
2006	163	116
2007	166	116
2008	167	116
2009	172	116
Thereafter	1,750	29

Total	$2,580	$580

Less amount representing interest at 5.25%		(71)

		$509

Assets under capital lease		$509
Accumulated depreciation		—
		$509

Note 9.  Deposits

Time deposits of $100,000 or more totaled $1,597,064 at September 30, 2004. At September 30, 2004, the scheduled maturities of time deposits were as follows (in thousands):

Amount

2005	$7,860
2006	363

$8,223

Note 10.  Goodwill and Other Intangibles

In conjunction with the acquisition of Texline State Bank (Note 4), the Company recorded goodwill of $1,161,000 and core deposit intangibles of $70,000.  Goodwill is periodically, but at least annually reviewed to determine whether a decline in value exists which requires a charge to earnings and a reduction to the net goodwill reflected on the statement of financial condition of the Company.

Core deposit intangibles are amortized on a straight-line basis over seven years.  The following table reflects the net carrying amount of core deposit intangibles at September 30, 2004 (in thousands):

Gross core deposit intangibles	$70
Less accumulated amortization	(6)
Net core deposit intangibles	$64

Note 11.  Stock Based Compensation and 2004 Stock Incentive Plan

On December 8, 2003, in conjunction with the issuance of 40,000 shares of the Company’s common stock to four individual organizers the Company recognized compensation expense of $332,400.  The Company has not recognized any other stock-based compensation in conjunction with the issuance of its stock.

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

The table below presents the weighted average number of options issued and outstanding during the year.

	2004
	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	—	$—
Granted	175,500	8.33
Exercised	—	—
Forfeited/expired	(10,000)	8.33
Outstanding, end of year	165,500	$8.33

Exercisable, end of year	—
Weighted-average fair value of options granted during the year	$3.80
Weighted-average remaining contractural life (months)	118

Note 12.  Other Related Party Transactions

General

On December 8, 2003, the Company issued 10,000 shares of common stock to each of our initial directors and organizers, Terry W. Hamann, William J. McLellan, and Jeffrey L. Nash, in consideration for $200 in cash and each individual’s guaranty associated with the line of credit that Treaty Oak Holdings obtained from TIB—The Independent BankersBank, Irving, Texas, in order to fund organizational, other pre-opening, and public offering expenses.

Transactions with Our Organizing Shareholder

Treaty Oak Holdings, our organizing shareholder, obtained a working capital line of credit in the amount of $950,000 from TIB—The Independent BankersBank, Irving, Texas. This line of credit was utilized to fund organizational, other pre-opening and public offering expenses with interest at the prime rate plus 0.5% and was guaranteed, jointly and severally, by three of our organizers and directors, Terry W. Hamann, William J. McLellan, and Jeffrey L. Nash, and by Toni A. Neal, one of our directors. The line of credit was repaid in full in September 2004.  Under the terms of an Expense Reimbursement Agreement, we reimbursed Treaty Oak Holdings for the organizational, other pre-opening, and offering expenses it paid or accrued on our behalf in the amount of $775,000 during fiscal year 2004, and an additional approximately $250,000 of costs not subject to the Expense Reimbursement Agreement.  At September 30,

2004, there was an advance payable to the Company from Treaty Oak Holdings of approximately $69,000 arising in the ordinary course of business between the two companies.

Certain pre-operating costs, including costs incurred in connection with the organization of the Company and the acquisition of the Bank have been incurred by the Company or which were incurred and paid by Treaty Oak Holdings, Inc., the Company’s organizing shareholder.  These costs amounted to $246,000 for the year ended September 30, 2004 and $218,000 for the period beginning November 1, 2002 (inception) and ending September 30, 2003, and have been reflected in the financial statements as part of the statement of operations.

Capitalization

In March 2004, our organizing shareholder, Treaty Oak Holdings, advanced $500,000 to us in connection with the acquisition of the Bank.  The $500,000 was advanced to us so we could make a contribution to the capital of the Bank in connection with our acquisition of the Bank.  This obligation was represented by a promissory note bearing interest at 2.00% and payable in 12 months, with no penalty for prepayment.

Purchase Price Promissory Notes

In connection with our acquisition of the Bank, we issued unsecured promissory notes in the aggregate principal amount of approximately $680,000 to Charles T. Meeks, a member of our Board of Directors, in satisfaction of our purchase price delivery obligations.  The notes carried a fixed interest rate of 5% with no prepayment penalty.  On September 30, 2004, we repaid the notes in full with a principal payment of $679,305.02 and accrued interest of $15,731.51.

PGI Equity Partners, L.P.

In connection with a proposed investment in the Bank’s premises, on November 18, 2004, the independent, disinterested directors and members of the Company’s Audit Committee, Mr. Watson and Mr. Coleman, approved the terms whereby the Company would purchase a Class D limited partnership interest in PGI Equity Partners, L.P. of 47.5% for a cash investment of $950,000.  $150,000 was paid as an investment deposit with the remaining $800,000 to be paid upon closing of the investment.  The deposit will be returned (without interest or charge) if the investment is not approved by Treaty Oak Holdings, Inc. on or before December 22, 2004. In connection with the investment, the Company will receive (i) 80% priority on capital up to 130% of the investment; (ii) all annual cash flow in excess of the first $16,000; (iii) priority of 30% of investment on sale proceeds of real property; and (iv) additional pro-rata distributions subject to capital recovery of certain limited partners and the general partner.  In addition, the Company will receive a put right from Treaty Oak Holdings exercisable during November 2010 at 130% of the investment (the “Put Value”).  This put right will accelerate and become immediately exercisable if the value of Treaty Oak Holdings net assets is reduced to an amount less than two times the Put Value.  Treaty Oak Holdings has a call right exercisable at 130% of the investment in the event the Company is acquired via merger or a sale of substantially all of its assets or otherwise undergoes a change in control. Upon the closing of our proposed investment, Treaty Oak Holdings would own a collective limited partnership interest of 43.75%.

Accounting and Tax Services

The Company receives tax planning advice and general tax and accounting services from Hamann & Associates, P.C. (“Hamann & Associates”), a professional corporation of certified public accountants. For the fiscal year ended September 30, 2004, and for the period beginning November 1, 2002 and ending September 30, 2003, the Company paid approximately $113,000 and $21,000 respectively, for these services primarily with respect to assistance in the preparation of the Company’s registration statement and related accounting support.  Mr. Hamann owns an 80% interest in Hamann & Associates and serves as the chairman of its board of directors but has a limited participation in the ongoing delivery of services to its clients in an advisory capacity.  None of the fees paid for services during the fiscal year ended September 30, 2004 or from the period being November 1, 2002 (inception) and September 30, 2003, were related to the efforts of Mr. Hamann.  Hamann & Associates is a firm focused on tax planning and advisory work and does not provide auditing services to clients.

Note 13.  Federal Income Taxes

	2004	2003
	(in thousands)

Deferred tax assets:
Net operating loss carry forward	$319	$74
Net operating losses acquired	$170
Other	$294	—
	783	74
Less Valuation Allowance	(783)	(74)
	$—	$—

At September 30, 2004, the Company had approximately $1,437,000 of federal net operating loss carryforwards which expire in 2021 to 2024.

As a result of recent operating losses, management determined that the realization of the deferred tax asset was not more likely than not and accordingly such deferred tax assets have been fully reserved.  Any benefit attributable to a reduction in the valuation allowance related to the net operating losses acquired will result in a reduction to goodwill.

A reconciliation of the income tax benefit at the U.S. federal statutory income tax rate of 34% to actual income tax benefit is as follows (in thousands):

	Year ended September 30,
	2004	2003

Income tax benefit at statutory rate	$(657)	$(74)
Non-cash compensation	113
Net operating losses acquired	(170)
Increase in valuation allowance	709	$74
Other	5	—
	$—	$—

Note 14.  Financial Instruments with Off-Balance Sheet Risk

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

The following table summarizes the Company’s off-balance sheet financial instruments as of September 30, 2004 and 2003 (in thousands):

2004

Commitments to extend credit	$1,264
Standby letters of credit	$97

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2004 and 2003, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Note 15.  Fair Value of Financial Instruments

	September 30, 2004		September 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Financial Assets:
Cash and cash equivalents	$9,284	$9,284	$—	$—
Securities available for sale	464	464	—	—
Securities held to maturity	7	6	—	—
Loans, net	9,953	10,065	—	—
Accrued interest receivable	144	144	—	—
Financial Liabilities:
Deposits	13,193	13,220	—	—
Accrued interest payable	15	15	—	—

Note 16.  Dividend Restrictions and Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by state and federal banking regulatory agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Failure to meet capital requirements can initiate regulatory action.  As of September 30, 2004, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

The following table sets forth the bank only actual capital levels in addition to the requirements under prompt corrective action regulations (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Bank Only)
September 30, 2004:
Total capital to risk weighted assets	$6,582	57.77%	$736	8.0%	$921	10.0%
Tier I capital to risk weighted assets	6,439	56.51%	368	4.0%	553	6.0%
Tier I capital to average assets	6,439	42.68%	463	4.0%	580	5.0%

As of September 30, 2004, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations.  Management is not aware of any conditions subsequent to September 30, 2004 that would change the Bank’s capital category.

The Bank is a state chartered banking association and is subject to regulation, supervision and examination by the Texas Department of Banking and the Federal Deposit Insurance Corporation (FDIC).  In addition, upon making certain determinations with respect to the condition of any insured bank, the FDIC may begin proceedings to terminate a bank’s federal deposit insurance.  The Company is currently under a Memorandum of Understanding with the FDIC to ensure that management takes certain corrective actions to bring operational activities within the parameters of FDIC recommendations.  The Company believes that it has conformed and complied with the Memorandum.  The Bank has been subject to an examination by the FDIC in November 2004.

Certain restrictions exist regarding the ability of the Bank to pay cash dividends.  Regulatory approval is required in order to pay dividends until such time as the accumulated deficit is eliminated and certain other conditions are met.  The Company experienced losses both in the current and the two preceding years.

On November 15, 2004, the FDIC began an examination of the Bank.  The FDIC has met with the Bank’s management and Board of Directors concerning the examination, but as of the filing of this report, the FDIC has not issued its final report of the Bank’s examination.  Management believes that the Bank is in substantial compliance with the terms and conditions of the Memorandum of Understanding; however, management is currently in the presence of further strenthening its written audit program.  In addition, we have received no indication from the FDIC or the Texas State Banking Commissioner when the Memorandum of Understanding will be lifted.

Although the final examination report has not been issued by the FDIC regarding the November 15, 2004, safety and soundness examination, during the meeting with representatives of the FDIC, the Bank’s management and its Board of Directors received preliminary results.  As a result of the identification of technical violations of the Bank Secrecy Act (no such violations were identified in the previous examination), primarily with regard to staff training and currency transaction reports, management believes the Bank will likely continue to operate under a memorandum of understanding at least until the next regulatory examination that is scheduled to take place in 2005.

Note 17.  Holding Company Financial Statements

The unconsolidated balance sheet of the Company as of September 30, 2004, and 2003, and the unconsolidated statements of operations, shareholders’ equity and cash flows, for the year ended September 30, 2004 and the period beginning November 1, 2002 (inception) and ending September 30, 2003, are as follows:

Treaty Oak Bancorp, Inc.

Balance Sheets

September 30, 2004 and 2003

(Dollars In Thousands, Except Par Value Amounts)

	2004	2003
ASSETS

Cash and due from banks	$70	$—
Interest bearing deposits in banks	1,223	—

Total cash and cash equivalents	1,293	—

Stock subscriptions receivable	3,379	—
Investment in subsidiary	7,647	—
Other assets	93	—

Total assets	$12,412	$—

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	93	—

Total liabilities	93	—

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 2,575,477 issued and and outstanding	22	—
Paid-in capital	11,067	218
Accumulated deficit	(2,151)	(218)
Common shares subscribed for but not paid for and not issued – 405,663 shares	3,379	—
Accumulated other comprehensive income	2	—
Total shareholders’ equity	12,319	—

Total liabilities and shareholders’ equity	$12,412	$—

Treaty Oak Bancorp, Inc.

Statements of Operations

(Dollars In Thousands)

	Year Ended September 30, 2004	Period from November 1, 2002 (inception) to September 30, 2003

Interest income from deposits with other banks	$1	$—

Interest expense on other borrowings	36	—

Net interest income	(35)	—

Noninterest expense:
Salaries and employee benefits	464	—
Equity in losses of subsidiary	798
Acquisition and capital raising costs	376	218
Other noninterest expense	260

Total noninterest expense	1,898	218

Net loss	$(1,933)	$(218)

Treaty Oak Bancorp, Inc.

Statements Of Cash Flows

Years Ended September 30, 2004 And 2003

(Dollars In Thousands)

	Year Ended	Period from November 1, 2002
	September 30,	(inception) to September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(1,933)	$(218)
Adjustments to reconcile net loss to net cash provided by used in operating activities:
Equity in losses of subsidiary	798	—
Non-cash stock based compensation	333	—
Non-cash pre-opening expenses incurred by majority shareholder on behalf of the Company	246	218
Changes in other operating assets and liabilities:
Changes in other assets	(62)	—
Changes in other liabilities	93	—

Net cash used in operating activities	(525)	—

Cash flows from investing activities:
Purchase of subsidiary	(1,206)	—
Additional investment in subsidiary	(6,000)	—
Advances to affiliates	(69)	—

Net cash used in investing activities	(7,275)	—

Cash flows from financing activities:

Initial capital contribution of majority shareholder	1,200	—
Proceeds from the sale of common stock, net of costs of issuance	8,912	—
Payments on notes payable	(1,019)	—
Advances and borrowings through notes payable from affiliates	1,752	—
Repayment of advances and notes payable to affiliates	(1,752)	—

Net cash provided by financing activities	9,093	—

Net increase in cash and cash equivalents	1,293	—

Cash and cash equivalents at beginning of year	—	—

Cash and cash equivalents at end of year	$1,293	$—