Form 10QSB
period 2004-12-31
TREATY OAK BANCORP INC
filed 2005-02-14
CIK 1276130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-112325

Treaty Oak Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Texas

(State or other jurisdiction of
corporation or organization)

20-0413144

(I.R.S. Employer Identification Number)

101 Westlake Drive, Austin, Texas

(Address of Principal Executive Offices)

78746

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

Yes   ☒       No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on Feburary 10, 2005.

$0.01 Par Value Common Stock	2,608,882 shares

Transitional Small Business Disclosure Format (Check one):                     Yes   ☐   No   ☒

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2004 and December 31, 2004 (unaudited)

Consolidated Statements of Operations for the Three-Month Periods ended December 31, 2004, and 2003 (unaudited)

Consolidated Statement of Changes in Shareholders’ Equity for the Three-Month Period ended December 31, 2004 (unaudited)

Consolidated Statements of Cash Flows for the Three Month Periods ended December 31, 2004, and 2003 (unaudited)

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

Signatures

This Form 10-QSB contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations, and other business of Treaty Oak Bancorp, Inc., that are subject to various factors which could cause actual results to differ materially from those estimates.  Factors that could influence the estimates include changes in the national, regional, and local market conditions, legislative and regulatory conditions, and an adverse interest rate environment.

i

Treaty Oak Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2004, and September 30, 2004

(Dollars In Thousands, Except Par Value Amounts)

	December 31, 2004	September 30, 2004 (1)
	(Unaudited)
ASSETS
Cash and due from banks	$1,623	$3,562
Interest bearing deposits in banks	1,080	1,272
Federal funds sold	11,990	4,450

Total cash and cash equivalents	14,693	9,284

Stock subscriptions receivable	52	3,379
Securities available for sale	455	464
Securities held to maturity, fair value of $4,992 and 6, respectively	5,001	7
Investment in Federal Home Loan Bank stock, at cost	211	211
Loans, net	15,145	9,953
Premises and equipment, net	5,963	1,227
Accrued interest receivable	187	144
Due from affiliates	—	69
Goodwill	1,161	1,161
Core deposit intangibles, net	62	64
Other assets	382	205

Total assets	$43,312	$26,168

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$4,853	$2,579
NOW, money market and savings	14,552	2,391
Time deposits	7,363	8,223

Total deposits	26,768	13,193

Accrued interest payable	39	15
Capital lease obligation	509	509
Mortgage payable	2,919	—
Minority interests - PGI Equity Partners, LP	1,002	—
Other liabilities	135	132

Total liabilities	31,372	13,849

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 2,614,885 and 2,169,814, respectively, issued	26	22
Paid-in capital	14,764	11,067
Accumulated deficit	(2,851)	(2,151)
Common stock subscribed for but not paid for and not issued - 6,302 shares and 405,663 shares, respectively	52	3,379
Accumulated other comprehensive income (loss)	(1)	2
Less shares held in treasury, at cost (6,003 shares)	(50)	—

Total shareholders’ equity	11,940	12,319

Total liabilities and shareholders’ equity	$43,312	$26,168

See Notes to Consolidated Financial Statements.

(1) Derived from audited financial statements.

Treaty Oak Bancorp, Inc.

Three Months Ended December 31, 2004, and 2003

Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Amounts)

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003
	(Unaudited)	(Unaudited)
Interest income:
Loans, including fees	$233	$—
Taxable securities	20	—
Interest on deposits with other banks	6	—
Federal funds sold	66	—

Total interest income	325	—

Interest expense:
Deposits	86	—

Total interest expense	86	—

Net interest income	239	—

Provision for loan losses	—	—

Net interest income after provision for loan losses	239	—
Noninterest income:
Service charges on deposit accounts	16	—

Total noninterest income	16	—
Noninterest expense:
Salaries and employee benefits	583	333
Occupancy and equipment expenses	111	—
Accounting, legal and other professional fees	93	64
Acquistion related costs	—	72
Other noninterest expense	168	44

Total noninterest expense	955	513

Net loss	$(700)	$(513)

Loss per common share - basic	$(0.27)	$(0.51)
Loss per common share - diluted	$(0.27)	$(0.51)
Weighted average shares outstanding - basic	2,584,246	1,000,579
Weighted average shares outstanding - diluted	2,584,246	1,000,579

See Notes to Consolidated Financial Statements.

Treaty Oak Bancorp, Inc.
Consolidated Statement Of Changes In Shareholders’ Equity
Three Months Ended December 31, 2004
(Amounts In Thousands, Except Share Amounts)

			Additional paid-in capital	Subscribed for but not paid for and not issued	Accumulated Deficit	Accumulated other comprehensive income (loss)
	Common Stock						Treasury Stock
	Shares	Amount						Total

Balances at October 1, 2004	2,169,814	$22	$11,067	$3,379	$(2,151)	$2	$—	$12,319
—
Sale on common stock subscribed as of September 30, 2004 - unaudited	405,663	4	3,375	(3,379)	—	—	—	—
Sale of common stock, net of costs of issuance - unaudited	39,408	—	322	—	—	—	—	322
Common shares subscribed for but not paid for and not issued - 6302 shares - unaudited	—	—	—	52	—	—	—	52
Shares repurchased and held in treasury-unaudited	—	—	—	—	—	—	(50)	(50)
Comprehensive loss:
Net loss - unaudited					(700)		—	(700)
Change in unrealized income (loss) on securities available for sale - unaudited	—	—	—	—	—	(3)	—	(3)

Total comprehensive loss - unaudited	—	—	—	—	—	—	—	(703)

Balances at December 31, 2004 - unaudited	2,614,885	$26	$14,764	$52	$(2,851)	$(1)	$(50)	$11,940

See Notes to Consolidated Financial Statements.

Treaty Oak Bancorp, Inc.
Consolidated Statements Of Cash Flows
Three Months Ended December 31, 2004 And 2003
(Dollars In Thousands)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(700)	$(513)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	—	—
Non-cash stock based compensation	—	333
Non-cash pre-opening expenses incurred by majority shareholder on behalf of the Company	—	180
Depreciation and amortization	42	—
Changes in other operating assets and liabilities:
Accrued interest receivable	(43)	—
Other assets	(1)	—
Accrued interest payable	2	—
Other liabilities	(71)	—

Net cash used in operating activities	(771)	—

Cash flows from investing activities:
Proceeds from maturities and principal repayments on securities - available for sale	6	—
Acquisition of interest in PGI Equity Partners, LP, net of cash received of $24	(926)
Purchase of securities - held to maturity	(4,994)	—
Net increase in loans	(5,192)	—
Purchases of premises and equipment	(9)	—

Net cash used in investing activities	(11,115)	—

Cash flows from financing activities:
Net increase in deposits	13,575	—
Initial capital contribution of majority shareholder	—	1,200
Proceeds from the sale of common stock, net of issuance costs	3,701	1
Advances to affiliates	(50)	—
Repayments of advances to affiliates	119	—
Repurchase of common stock	(50)	—

Net cash provided by financing activities	17,295	1,201

Net increase in cash and cash equivalents	5,409	1,201

Cash and cash equivalents at beginning of period	9,284	—

Cash and cash equivalents at end of period	$14,693	$1,201

Supplemental dislclosures of cash flow information:
Non-cash investing and financing information
Contribution of deferred stock issuance costs	$—	$384
Contribution of direct acquisition costs - Texline State Bank	$—	$150
Contribution of deposit on Texline State Bank	$—	$50

Assets acquired - investment in PGI Equity Partners, LP	$4,943
Liabilities assumed - investment in PGI Equity Partners, LP	(3,015)
Minority interest - PGI Equity Partners, LP	(1,002)
Cash paid, net of cash acquired	$926

Cash interest paid	$62	$—

See Notes to Consolidated Financial Statements.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements - unaudited

Three Months Ended December 31, 2004, and 2003

Note 1.  Basis of Presentation

Treaty Oak Bancorp, Inc. (the “Company”) is a bank holding company incorporated on November 18, 2003, and organized December 8, 2003 for the purpose of holding the common stock of Treaty Oak Bank (formerly Texline State Bank, the “Bank”).  The Company acquired the Bank on March 9, 2004, and began conducting banking operations in Texline, Texas.  On September 10, 2004, the Company received final approval to relocate the main office of the Bank to Austin, Texas, and to rename the Bank “Treaty Oak Bank.”  The Bank commenced operations in Austin, Texas, on September 10, 2004, and prior to the commencement of operations in Austin, the Company was considered to be in the development stage.

The Company, through Treaty Oak Bank, provides a full range of commercial and consumer banking services to individuals and businesses in the commercial sector in Austin, Texas, and in the agriculture, cattle and commercial sectors in the community of Texline, Texas.

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

As of December 31, 2004, there were outstanding options to purchase an aggregate of 165,500 shares of the Company’s common stock.  Each option has an exercise price of $8.33 per share and may be exercised in three equal annual installments for each year of service measured from the grant date.  No options were issued during the three months ended December 31, 2004.

Accordingly, the expense related to stock option compensation included in the determination of net income for the three months ended December 31, 2004, is less than that which would have been recognized if the fair value method had been applied.  The Company’s net income and earnings per share would have been adjusted to the proforma amounts indicated below.

The weighted average fair value of the options granted during the year ended September 30, 2004, has been estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0%
Risk-free interest rate	4.75%
Expected volatility	22%
Expected life in years	10

The table below presents the pro forma effect on the Company’s loss from operations assuming the Company had expensed the fair value of the options (in thousands, except per share amounts):

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003

Net loss - as reported	$(700)	$(513)
Net loss - pro forma	(752)	(513)

Loss per share - as reported
basic	$(0.27)	$(0.51)
diluted	$(0.27)	$(0.51)

Loss per share - pro forma
basic	$(0.29)	$(0.51)
diluted	$(0.29)	$(0.51)

Note 2.  Common Stock Offering

The Company issued 1,581,187 shares of its common stock at $8.33 per share, resulting in gross proceeds of approximately $13,171,287 and incurred offering costs of $910,000 in an offering that closed on September 30, 2004.  As of September 30, 2004, 1,129,814 of these shares had been issued and 405,663 were subscribed.  All of the subscribed shares as of September 30, 2004, plus an additional 39,408 shares, had been issued as of December 31, 2004.  Subscriptions receivable as of the end of the period, representing 6,302 shares, was $52,500. The Company used the proceeds to pay the costs of the offering, pay the balance of the acquisition indebtedness for the purchase of Texline State Bank, and paid off certain other short-term borrowings, including advances and a note payable to the organizing shareholder.  The balance of the proceeds of the offering will be held and invested.

The stock subscription receivable at September 30, 2004 (the date the offering closed), represents stock subscription agreements that were received on or before September 30, 2004, and collected during the period from October 1, 2004 to December 3, 2004.  The stock subscription receivable as of December 31, 2004, represents stock subscription agreements that were received on or before September 30, 2004, and collected between January 1, 2005, and January 31, 2005.

Note 3.  Adoption of FASB Interpretation No. 46(R): Consolidation of Variable Interest Entities (FIN 46(R))

On November 30, 2004, the Company approved the acquisition of a 47.5% Class D limited partnership interest in PGI Equity Partners, L.P, (the “Partnership”) for a cash investment of $950,000.  The Company paid $150,000 as an investment deposit on November 18, 2004, and the remaining $800,000 on December 30, 2004 in conjunction with the closing of the purchase.

The Partnership owns and operates the premises located at 101 Westlake Drive where the Company leases its Austin, Texas, bank location and Company offices.  The Partnership has no other significant activities.

The Company has analyzed its relationship with the Partnership in accordance with FIN 46(R) and has determined that the Company is the consolidating parent of the Partnership for financial reporting purposes based upon its investment in the Partnership combined with its lessee relationship with the Partnership.

The assets and liabilities of the Partnership have been included in the consolidated balance sheet of the Company at December 31, 2004.  The balance sheet of the Partnership as of December 31, 2004, was as follows (in thousands):

Cash	$24
Premises and equipment, net	4,767
Other assets	176

Total Assets	$4,967

Mortgage payable	$2,919
Other liabilities	96
Partners’ capital	1,952

Total Liabilities and Owners’ Equity	$4,967

Because of the timing of the closing date, any results of operations to be included in the consolidated statements of operations were immaterial and have not been included.

Because of the Company’s status as a limited partner of the Partnership, the creditors of the Partnership do not have recourse against the Company with respect to the obligations of the Partnership in excess of the Company’s investment in the Partnership.

Note 4.  Earnings Per Share

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

For purposes of calculating weighted-average shares outstanding, the 1,000,000 common shares issued to Treaty Oak Holdings, Inc., in the Company’s initial capitalization are assumed to be outstanding for all periods presented.

Note 5.  Securities

  Securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2004:
Mortgage-backed securities and collateralized mortgage obligations - held to maturity	$7	$—	$(1)	$6

Total held to maturity	7	—	(1)	6

Agency notes and bonds - available for sale	404	—	—	404
Mortgage-backed securities and collateralized mortgage obligations - available for sale	58	2	—	60
Total available for sale	462	2	—	464

Total	$469	$2	$(1)	$470

December 31, 2004:
Agency notes and bonds - held to maturity	$4,994	$—	$(8)	$4,986
Mortgage-backed securities and collateralized mortgage obligations - held to maturity	7	$—	$(1)	6

Total held to maturiity	5,001	—	(9)	4,992

Agency notes and bonds - available for sale	402	—	(3)	399
Mortgage-backed securities and collateralized mortgage obligations - available for sale	54	2	—	56
Total available for sale	456	2	(3)	455

Total	$5,457	$2	$(12)	$5,447

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

At December 31, 2004, $1,260,000 of the Company’s securities were pledged to Texline Independent School District ($1,054,000) and to the City of Texline ($206,000).

Note 6.  Loans and Allowance for Loan Losses

The Company grants agribusiness, real estate, and commercial loans to customers primarily in the Austin and Northwest Texas markets.  Loans at December 31, 2004, and September 30, 2004 were as follows (in thousands):

	December 31, 2004	September 30, 2004
Agriculture	$2,602	$3,444
Commercial	6,630	2,316
Commerical real estate	1,684	1,030
Residential real estate	3,308	2,627
Construction real estate	270	33
Consumer	878	720

	15,372	10,170

Less: allowance for loan losses	(227)	(217)

	$15,145	$9,953

Activity in the allowance for loan losses for the three months ended December 31, 2004, and the year ended September 30, 2004, was as follows (in thousands):

	December 31, 2004	September 30, 2004

Balance on date of acquisition	$—	$166
Balance at beginning of the period	217	—
Provision for loan losses	—	95
Loans charged off	(1)	(65)
Recoveries on loans previously charged-off	11	21

Balance at the end of the period	$227	$217

The Company had no impaired loans at December 31, 2004, or September 30, 2004.  At December 31, 2004 and September 30, 2004, the Bank had approximately $61,000 and $152,000, respectively, in nonperforming loans including nonaccrual loans and loans past due over 90 days and still accruing interest.

Note 7.  Premises and Equipment

Premises and equipment at December 31, 2004, and September 30, 2004, were as follows (in thousands):

	December 31, 2004	September 30, 2004

Land	$949	$4
Building and leasehold improvements	4,489	615
Furniture, fixtures and equipment	644	635

	6,082	1,254

Less accumulated depreciation and amortization	(119)	(27)

	$5,963	$1,227

Note 8.  Leases

Effective September 28, 2004, the Company entered into a three year lease for certain furniture, fixtures and equipment.  The first payment under this lease is due on January 1, 2005, though the Company had already accepted delivery of the equipment on September 30, 2004.  The lease had a renewal option for two additional years.  Due to certain financing provided by the Bank to the lessor, the lease was treated as a capital lease and the lease would have been amortized over the maximum 60 month term.  The lease was paid-in-full and the equipment purchased in January 2005.

Note 9.  Deposits

Time deposits of $100,000 or more totaled $1,745,233 and $1,597,064 at December 31, 2004 and September 30, 2004, respectively. At December 31, 2004, and September 30, 2004, the scheduled maturities of time deposits were as follows (in thousands):

Time deposits maturing in the fiscal year ending:

	As of December 31, 2004	As of September 30, 2004

2005	$6,977	$7,860
2006	386	363

	$7,363	$8,223

Note 10.  Goodwill and Other Intangibles

In conjunction with the acquisition of Texline State Bank, the Company recorded Goodwill of $1,161,000 and core deposit intangibles of $70,000.  Goodwill is periodically, but at least annually, reviewed to determine whether a decline in value exists which requires a charge to earnings and a reduction to the net goodwill reflected on the statement of financial condition of the Company.

Core deposit intangibles are amortized on a straight-line basis over seven years.  The following table reflects the net carrying amount of core deposit intangibles at December 31, 2004, and September 30, 2004 (in thousands):

	December 31, 2004	September 30, 2004
Gross core deposit intangibles	$70	$70
Less accumulated amortization	(8)	(6)
Net core deposit intangibles	$62	$64

Note 11.  Stock Based Compensation and 2004 Stock Incentive Plan

On December 8, 2003, in conjunction with the issuance of 40,000 shares of the Company’s common stock to four individual organizers the Company recognized compensation expense of $332,400.  The Company has not recognized any other stock-based compensation in conjunction with the issuance of its stock.

On January 19, 2004, the Company and its shareholders approved the Company’s 2004 Stock Incentive Plan (the “Plan”).  The Plan authorizes incentive stock option grants, non-statutory stock option grants, direct stock issuances, stock appreciation rights, salary investment option grants, and director fee option grants.  Eligible participants are employees, non-employee board members, and independent consultants or advisors.  The Company has reserved 500,000 shares of common stock under the Plan, and the share reserve increases on the 1st business day in January each year (beginning in 2005) by an amount equal to 2% of the number of outstanding shares of the Company on the last business day in December of the preceding year, subject to a maximum annual increase of 100,000 shares.  No person may receive stock option grants, stock issuances, or stock appreciation rights for more than 100,000 shares in the aggregate in any calendar year under the Plan.

The table below presents the weighted average number of options issued and outstanding during the three months ended December 31, 2004 and the fiscal year ended September 30, 2004.

	Three Months Ended December 31, 2004		Year Ended September 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of the period	166,500	$8.33	—	$—
Granted	—	—	175,500	8.33
Exercised	—	—	—	—
Forfeited/expired	—	—	(10,000)	8.33
Outstanding, end of the period	166,500	$8.33	165,500	$8.33

Exercisable at the end of the period	—		—
Weighted-average fair value of options granted during the period	$—		$3.80
Weighted-average remaining contractural life (months)	115		118

Note 12.  Other Related Party Transactions

PGI Equity Partners, L.P.

The Company has made an investment in the entity that owns the Company’s premises.  On November 18, 2004, the independent, disinterested directors and members of the Company’s Audit Committee, Mr. Watson and Mr. Coleman, approved the terms whereby the Company would purchase a Class D limited partnership interest in PGI Equity Partners, L.P. of 47.5% for a cash investment of $950,000.  The Company paid $150,000 as an investment deposit on November 18, 2004, and paid the remaining $800,000 upon closing of the investment on December 30, 2004.  As a result of this transaction and the previously existing lease of the premises, the Company is required to consolidate the operations PGI Equity Partners, L.P., for financial reporting purposes.

Accounting and Tax Services

The Company receives tax planning advice and general tax and accounting services from Hamann & Associates, P.C. (“Hamann & Associates”), a professional corporation of certified public accountants. For the three months ended December 31, 2004, and December 31, 2003, the Company paid approximately $18,750 and $50,000, respectively, for these services primarily with respect to assistance in the preparation of the Company’s registration statement and related accounting support.  Mr. Hamann owns an 80% interest in Hamann & Associates and serves as the chairman of its board of directors but has a limited participation in the ongoing delivery of services to its clients in an advisory capacity.  None of the fees paid for services during the three months ended December 31, 2004, and 2003, were related to the efforts of Mr. Hamann.  Hamann & Associates is a firm focused on tax planning and advisory work and does not provide auditing services to clients.

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

The following table summarizes the Company’s off-balance sheet financial instruments as of December 31, 2004, and September 30, 2004 (in thousands):

	December 31, 2004	September 30, 2004

Commitments to extend credit	$4,785	$1,264
Standby letters of credit	$97	$97

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2004, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 14. Dividend Restrictions and Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by state and federal banking regulatory agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet capital requirements can initiate regulatory action. As of December 31, 2004, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

The following table sets forth the bank only actual capital levels in addition to the requirements under prompt corrective action regulations (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2004
Total capital to risk weighted assets	$8,311	39.96%	1,664	4.0%	$2,080	5.0%
Tier I capital to risk weighted assets	8,083	38.87%	832	4.0%	1,248	6.0%
Tier I capital to average assets	8,083	26.12%	1,238	8.0%	1,547	10.0%

September 30, 2004
Total capital to risk weighted assets	$6,582	57.77%	$736	8.0%	$921	10.0%
Tier I capital to risk weighted assets	6,439	56.51%	368	4.0%	553	6.0%
Tier I capital to average assets	6,439	42.68%	463	4.0%	580	5.0%

As of December 31, 2004, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations. Management is not aware of any conditions subsequent to December 31, 2004 that would change the Bank’s capital category.

The Bank is a state chartered banking association and is subject to regulation, supervision and examination by the Texas Department of Banking and the Federal Deposit Insurance Corporation (FDIC). In addition, upon making certain determinations with respect to the condition of any insured bank, the FDIC may begin proceedings to terminate a bank’s federal deposit insurance. The Bank is currently operating under a Memorandum of

Understanding with the FDIC to ensure that management takes certain corrective actions to bring operational activities within the parameters of FDIC recommendations, and the Company believes that the Bank has conformed and complied with the Memorandum of Understanding. In addition, the FDIC examined the Bank in November 2004 and issued its final report for such examination on January 31, 2005. The FDIC has proposed a new Memorandum of Understanding to replace the current Memorandum of Understanding, which proposed terms require the Bank to take certain corrective actions with respect to internal compliance procedures and training.

Certain restrictions exist regarding the ability of the Bank to pay cash dividends. Regulatory approval is required in order to pay dividends until such time as the accumulated deficit is eliminated and certain other conditions are met.  Nonetheless, the Bank will not pay dividends for at least three years, regardless of its total capitalization as part of its agreement with banking regulations for approval of the relocation of the Bank's main office to Austin.  The Company experienced losses both in the current and the two preceding years.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Introduction

We are a bank holding company headquartered in Austin, Texas. We acquired 99.92% of Texline State Bank (the “Bank”), a state chartered bank with a single business location in Texline, Dalham County, Texas, on March 9, 2004.  Following the purchase of additional shares from shareholders of the Bank and the completion of a reverse stock split, we acquired all of the outstanding stock of the Bank.  On September 10, 2004, the name of the Bank was changed to “Treaty Oak Bank” and we began banking operations in Austin, Texas, retaining a branch in Texline, Texas.  As a result, our operating history, as it relates to the banking industry, is limited. In the course of preparing our consolidated financial statements, we use certain estimates with respect to loans, intangibles, the allowance for loan losses and other estimates necessary for financial reporting. We have made no significant changes to the types of estimates and the manner in which they are determined since the filing of our annual report on Form 10-KSB, except as otherwise noted within this discussion and analysis.

Plan of Operation

General

Financial performance in our Texline branch has continued to improve over the prior year. Additionally, given the greater growth potential in Austin, we expect to focus our efforts on establishing a community-oriented bank out of our headquarters in the leased facility that we occupy at 101 Westlake Drive (at Bee Cave Road), Austin, Texas, 78746. The Bank occupies approximately 7,000 square feet in a building and has executed, effective June 1, 2004, a 15-year lease with options to renew for up to an additional 10 years.  Further, we have subleased an additional 700 square feet in the same building, effective October 1, 2004, under the same terms, for the offices of the Company.  We have a total of 24 employees, 19 of whom are full-time employees and 21 of whom are employees of the Bank.  Of those, 14 are employed at the Austin headquarters and 7 are employed in Texline.

On December 30, 2004, the Company closed on the purchase of a 47.5% Class D limited partnership interest in PGI Equity Partners, L.P., a Texas limited partnership, which owns and operates the building and premises in which the Company has its Austin, Texas, headquarters. As a result of this investment, the Company has included PGI Equity Partners, L.P., in its consolidated financial statements, in accordance with FIN 46(R), An Interpretation of ARB No. 51.

Holding Company Liquidity

We closed our stock offering on September 30, 2004 with 1,581,187 shares subscribed representing $13,171,288 in gross total capital raised.  As of December 31, 2004, we had 1,574,885 ($13,118,792) of these shares of common stock  deemed issued.  As of December 31, 2004, the Company still had funds in transit as to 6,302 shares ($52,500) of common stock, which are reported as a receivable on December 31, 2004.  Of this sum $5,500,000, in addition to the $500,000 injected on the date of acquisition, was injected into the Bank.  An additional $2,000,000 was injected into the Bank on December 23, 2004, bringing the total additional paid in capital to $8,000,000. After payment of offering and start-up costs under the Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., (“TOHI”) of $775,000, repayment of other start-up costs accumulated prior to the closing of the offering of approximately $303,000, repayment of the $500,000 note plus accumulated interest to TOHI, which was used to make the $500,000 capital injection to the Bank upon acquisition, payment of the outstanding notes, of $1,019,000 plus accumulated interest, arising from the acquisition of Texline State Bank, the investment of $950,000 in PGI Equity Partners, L.P., and the payment of other operating expenses, the Company (excluding the Bank) had approximately $1,650,000 in remaining cash proceeds.  The Company had approximately $1,700,000 of liquidity.  These funds are being used for Company operations, investment and for later infusion into the Bank and other corporate activities.  The primary source of liquidity for the Company will be dividends paid by the Bank.  The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated.

Bank Liquidity

The Bank’s liquidity is monitored by its staff, the Asset/Liability Management Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

Greater loan demand will result in greater pressure on the Bank’s liquidity; however, it is our intention to maintain a conservative loan to deposit ratio in the range of 80% over time. Consequently, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e. deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient, volatile non-local deposits with above market interest rates. As of December 31, 2004, the loan-to-deposit ratio was 57.43%.

Management believes the Bank is in compliance with its current Memorandum of Understanding.  We believe we have met the liquidity requirements by injecting $8,000,000 of capital into the Bank, which increased total capitalization of the Bank to $9,305,000 as of December 31, 2004. In addition, the FDIC examined the Bank in November 2004 and issued its final report for such examination on January 31, 2005. The FDIC has proposed a new Memorandum of Understanding to replace the current Memorandum of Understanding, which proposed terms require the Bank to take certain corrective actions with respect to internal compliance procedures and training.

In the event that additional short-term liquidity is needed, the Bank will retain established relationships created by Texline State Bank with several large regional banks in addition to establishing new correspondent relationships through the main office in Austin. Texline has utilized such relationships as a source of liquidity in the past, and we expect to continue to utilize these going forward if needed. Also, Texline State Bank has been a frequent borrower of Federal Funds in the past. In the current rate environment, where rates on Federal Funds are at historical lows, Texline State Bank has relied upon this source as an alternative to attracting more expensive deposit funds that would carry a slightly higher interest cost. While we do not intend to rely as heavily on Federal Funds as has Texline State Bank, the source will remain available to the Bank going forward.  As of December 31, 2004, the Bank had not borrowed any Federal Funds.

The Bank had cash and cash equivalents of $13,019,000 or 35.53% of the Bank’s total assets, at December 31, 2004, and had available $20.3 million of rate-sensitive assets which mature within one year or less as of December 31, 2004. At December 31, 2004, the Bank had approximately $7 million of excess deposits that we anticipate will be drawn down early in the next calendar quarter. With the additional capital injection from the proceeds of the offering, the Bank should have more than adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, are 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At December 31, 2004, the Bank was considered “well capitalized” by regulatory standards. Nonetheless, the Bank will not pay dividends for at least three years, regardless of its total capitalization as part of its agreement with banking regulators for approval of the relocation of the Bank’s main office to Austin.

Capital Resources

As of December 31, 2004, the Company’s shareholder’s equity was $11,940,000 ($11,990,000 net of $50,000 in treasury stock), or 27.68% of total assets. The increase in shareholders’ equity results from capital raised in our offering, net of costs, reduced by the operating losses of approximately $2,854,000 arising during the start-up phase of operations in Austin, including charges of $332,400 for non-cash, stock-based compensation expense from the initial issuances of the Company’s common stock to certain affiliated parties.

The equity capital base of the Bank increased from $1,066,000 to $9,305,000 between March 9, 2004 (the date of acquisition) and December 31, 2004, due primarily to the capital injections of $8,000,000 net of operating losses of $1,137,000 attributable to the start-up activities in Austin, Texas.  Total assets of the Bank increased from $10,663,000 to $36,638,000 for the same period.

The Bank will be subject to the risk-based capital regulations administered by the banking regulatory agencies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Further, the Bank is currently required to maintain an 8% Tier 1 leverage ratio, under the Memorandum of Understanding. Failure to meet these capital requirements may initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken could have a material adverse effect on the Bank’s financial statements. At December 31, 2004, management believed that the Bank was in full compliance with all capital adequacy requirements.

Results of Operations

General

The following discussion analyzes the results of the Company for the three-month periods ended December 31, 2004, and December 31, 2003. References to the “Bank” in this review concern the operating performance of Treaty Oak Bank (formerly Texline State Bank) since its acquisition on March 9, 2004.

Net Income—General

The Company’s fiscal year ends on September 30. The net loss for the quarter ended December 31, 2004, was $700,000, compared to a net loss of $513,000 for the quarter ended December 31, 2003. The expenses associated with the start-up of operations in Austin, Texas, and the high concentration of cash and cash equivalents earning at significantly lower rates than if a higher concentration of these assets were in the form of loans, accounted for substantially all of the losses for the quarter ended December 31, 2004, while start-up activities accounted for substantially all of the loss for the three months ended December 31, 2003.

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

For the quarter ended December 31, 2004, the Bank made no additional provision for loan losses. The Bank charged off $1,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $11,000 for net charge-offs of $10,000. The factors combined increased the Allowance for Loan Losses to $227,000 or 1.48% of the portfolio. This amount represents management’s estimate of potential losses inherent in the portfolio.

Income Taxes

No federal tax expense has been recorded for the quarter ended December 31, 2004, based upon net operating losses incurred and carried forward in previous years. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved.

Financial Condition

Loan Portfolio

Net loans increased $5,192,000 (52.17%) to $15,145,000 from $9,953,000 between December 31, 2004 and September 30, 2004. The increase was due primarily to the opening of the Austin office and subsequent funding of pending loan requests. It is anticipated that the concentration within the portfolio will shift over time from the current concentration of agricultural loans to real estate and commercial loans.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio:

	At December 31, 2004		At September 30, 2004
	Amount	Percent	Amount	Percent

Agriculture	$2,602,000	17.0%	$3,444,000	33.9%
Commercial	6,630,000	43.1%	2,316,000	22.8%
Commercial real estate	1,684,000	10.9%	1,030,000	10.1%
Residential real estate	3,308,000	21.5%	2,627,000	25.8%
Construction real estate	270,000	1.8%	33,000	0.3%
Consumer	878,000	5.7%	720,000	7.1%

Total Loans	15,372,000	100%	10,170,000	100%
Allowance for Loan Losses	(227,000)		(217,000)

Net Loans	$15,145,000		$9,953,000

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Prior to its acquisition by us, the Bank operated a branch office in Houston, Texas (which was closed in 2002), and a second portfolio concentration developed with loans of one-to-four family residential real estate. Approximately $1,780,000 of the Bank’s residential real estate portfolio is comprised of single family residences in Houston. The majority of these loans originated between 1996 and 1998 for 15-year terms with fixed rates of 8.75% or greater. These loans additionally have five-year call provisions exercisable at the Bank’s discretion.

These residential real estate loans are expected to remain flat or possibly trend down slightly. The majority of new loan growth is expected to originate from the Austin market. Management believes that loans originated from the Austin market will reflect a broader, more diverse mix of industries and borrowers. As new loans are generated for non-agricultural and non residential real estate purposes, the percentage of the total loan portfolio creating the concentrations described above will be reduced thereby diminishing undue risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Loan Maturities

As of December 31, 2004, 27.57% of the loan portfolio consisting of agricultural, commercial, and real estate loans, or $4,238,000, matures or reprices within one year or less. $2,480,000 of these loans, or 16.13%, are variable rate loans. The following table presents the contractual maturity ranges for agricultural, commercial, and real estate loans outstanding at December 31, 2004, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
September 30, 2004	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Agricultural	$108,000	1,200,000	8,000	580,000	1,000	705,000	$2,602,000
Commercial	938,000	1,057,000	2,219,000	1,827,000	—	589,000	6,630,000
Real Estate	713,000	222,000	1,496,000	359,000	1,612,000	880,000	5,262,000

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

The following tables set forth the amortized cost and fair value of the Bank’s securities portfolio by accounting classification category and by type of security as indicated:

	As of December 31, 2004
	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Government Agencies	$402,000	$399,000
Other mortgage backed securities	54,000	56,000

Total Securities Available for Sale	$456,000	$455,000

Securities Held to Maturity:
U.S. Government agencies	$4,994,000	$4,986,000
Other mortgage backed securities	7,000	6,000

Total Securities Held to Maturity	$5,001,000	$4,992,000

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years. Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets as of December 31, 2004:

December 31, 2004
Non-accruing loans	$61,000
Loans 90 days or more past due, still accruing interest	—
Total non-performing loans	61,000
Other real estate owned	—
Other repossessed assets	17,000
Total non-performing assets	$78,000

Total non-performing loans to total loans	0.40%
Allowance for loan losses to non-performing loans	373.77%
Total non-performing assets to total assets	0.18%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

If interest on non-accrual loans had been accrued, such income would have amounted to approximately $3,000 for the quarter ended December 31, 2004. This amount was not included in interest income during this period.

Any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. The Bank’s policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that the Bank will not fully collect all principal and interest. As of December 31, 2004, the Bank had $61,000 in non-accrual loans. There were no loans contractually past due over 90 days and continuing to accrue interest on December 31, 2004, based upon specific information available at that time to management. In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if the loan become 90 days past due, and instead transfer all such loans to non-accruing status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of December 31, 2004.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement. As of December 31, 2004, the Bank had no other real estate owned. Repossessed assets totaled $17,000 at December 31, 2004.

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

The following table sets forth the maturities of time deposits $100,000 and over as of December 31, 2004:

At December 31, 2004
Time deposits $100,000 and over:
Maturing within three months	$627,000
After three months but within six months	313,000
After six months but within 12 months	705,000
After 12 months	100,000

Total time deposits $100,000 and over:	$1,745,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

For the Three Months Ended December 31, 2004
Return on assets	-3.72%
Return on equity	-14.57%
Dividend payout ratio	0%
Equity to assets ratio	25.40%

Capital Resources

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on the Bank’s financial statements.

As of December 31, 2004, the most recent notification from the federal banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. We believe that there are no conditions or events since that notification that have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of December 31, 2004. The required and actual amounts and ratios for the Bank as of December 31, 2004, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Tier 1 capital (to average assets)	$8,083,000	26.12%	$1,238,000	4%	$1,547,000	5%
Tier 1 capital (to risk-weighted assets)	8,083,000	38.87%	832,000	4%	1,248,000	6%
Total capital (to risk-weighted assets)	8,311,000	39.96%	1,664000	8%	2,080,000	10%

Item 3.                                                           Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II.                                                Other Information

Item 1.                                                            Legal Proceedings

The Company has no pending legal proceedings as of December 31, 2004. From time to time, the Company’s subsidiary is involved in various legal proceedings arising in the ordinary course of business. These actions are not believed to be material either individually or collectively to the consolidated financial condition of the Company or its subsidiary.

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

As of December 31, 2004, we had paid our organizing shareholder and affiliate, Treaty Oak Holdings for reimbursement of expenses and advances on our behalf in connection with our offering and repayment of the amount due under a convertible promissory note. Treaty Oak Holdings owns approximately 39% of our common stock. We contributed to the capital of the Bank and paid operating expenses including repayment of certain costs previously paid by Treaty Oak Holdings. We also repaid principal and interest under unsecured promissory notes issued in connection with the purchase price of the Bank. The table below summarizes the use of net offering proceeds through December 31, 2004:

Gross proceeds from sale of shares	13,171,288
Amounts receivable as of December 31, 2004	(52,500)
Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	(507,302)
Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	(1,034,115)
Contribution to the capital of the Bank	(7,500,000)
Payments to directors and officers (bonuses and directors’ fees)	(140,000)
Payments to officers (salary and benefits)	(73,000)
Other payments to affiliates for services	(19,000)
Limited partnership investment in affiliated limited partnership	(950,000)
Repurchase of shares issued	(50,000)
Payment of additional operating expenses (estimated)	(424,000)
Remaining net proceeds	1,646,371

$679,691 of the amount referenced as “Repayment of notes payable for the acquisition of Texline State Bank was paid to Charles T. Meeks, a member of our Board of Directors and Chairman of the Board of the Bank. An additional amount due to Mr. Meeks from the acquisition of the Bank in the amount of $18,783 previously held in escrow is also included in this amount. On November 18, 2004, we approved the purchase of a 47.5% preferential limited partnership interest in PGI Equity Partners, L.P., which owns and operates the building premises we lease, for $950,000. A deposit of $150,000 was paid on November 18, 2004 and the balance of the purchase price of $800,000 was paid on December 30, 2004, at closing. We had originally anticipated these funds would be used for capital of the Bank, but we believe the investment in premises will allow us the opportunity to realize more value from appreciation in the real property.  These proceeds represent a portion of the funds raised above original maximum offering.  Accordingly, we believe this investment will have little or no impact upon the capital necessary to support our banking operations at this time. The remaining net proceeds have been invested in short-term interest bearing, money market accounts.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

Charles T. Meeks, one of our directors, who also serves as chairman of Treaty Oak Bank, is the father of M. Randy Meeks, Treaty Oak Bank’s senior vice president – Chief Loan Officer.

Item 6.           Exhibits and Reports on Form 8-K

a.       Exhibits

3.1

Amended and Restated Articles of Incorporation (filed as Exhibit 4.1 to Registration Statement on Form S-8 filed with the Commission on October 22, 2004 (File No. 333-119914, which exhibit is incorporated herein by reference)

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

*                                         Incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form SB-2 (File No. 333-112325).

b.              Current Reports on Form 8-K

We filed two current reports on Form 8-K during the reporting period. On October 6, 2004, we reported the close of our public offering and acceptance of subscriptions for an aggregate of 1,593,094 shares at a price of $8.33 per share for a total offering of $13,270,473.02. On December 28, 2004, we reported the resignation of Sandra Ellsworth as our chief financial officer and the appointment of Jeffrey L. Nash as our new chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREATY OAK BANCORP, INC.

Dated: February 14, 2005	By:	/s/ Terry W. Hamann
Terry W. Hamann, President and Chief Executive Officer

	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, Chief Financial Officer