Form 10QSB
period 2005-03-31
TREATY OAK BANCORP INC
filed 2005-05-13
CIK 1276130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 11, 2005.

$0.01 Par Value Common Stock	2,627,787 shares

Transitional Small Business Disclosure Format (Check one):	Yes ☐ No ☒

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at March 31, 2005, and September 30, 2004 (unaudited)

Consolidated Statements of Operations for the Three-Month and Six-Month Periods ended March 31, 2004, and 2005 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the Six-Month Period ended March 31, 2005 (unaudited)

Consolidated Statements of Cash Flows for the Six-Month Periods ended March 31, 2004, and 2005 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

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

i

Treaty Oak Bancorp, Inc.
Consolidated Balance Sheets (Unaudited)
March 31, 2005, and September 30, 2004
(Dollars In Thousands, Except Par Value Amounts)

	March 31,	September 30,
	2005	2004 (1)
ASSETS

Cash and cash items	$285	$3,562
Due from banks	2,457	1,272
Federal funds sold	119	4,450

Total cash and cash equivalents	2,861	9,284

Stock subscriptions receivable	—	3,379
Securities available for sale	441	464
Securities held to maturity, fair value of $4,463 and $6, respectively	4,501	7
Investment in Federal Home Loan Bank stock, at cost	213	211
Loans, net	21,740	9,953
Premises and equipment, net	5,927	1,227
Accrued interest receivable	223	144
Due from affiliates	18	69
Goodwill	1,161	1,161
Core deposit intangibles, net	59	64
Other	328	205

Total assets	$37,472	$26,168

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$5,829	$2,579
NOW, money market and savings	10,833	2,391
Time deposits	4,999	8,223

Total deposits	21,661	13,193

Accrued interest payable	13	15
Fed Funds borrowed	250	—
Liability under capital lease	—	509
Property mortgage	2,731	—
Note payable	150	—
Deposit on investment	100	—
Minority interest - PGI Equity Partners, LP	1,007	—
Other liabilities	159	132

Total liabilities	26,071	13,849

Shareholders’ equity:
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,633,790 and 2,169,814, respectively, issued.	26	22
Paid-in capital	14,930	11,067
Accumulated deficit	(3,500)	(2,151)
Common shares subscribed but not paid for and not issued - none and 405,663 shares, respectively	—	3,379
Accumulated other comprehensive income (loss)	(5)	2
Less shares held in treasury, at cost (6,003 shares)	(50)	—
Total shareholders’ equity	11,401	12,319

Total liabilities and shareholders’ equity	$37,472	$26,168

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.
Consolidated Statements of Operations (Unaudited)
(Dollars In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Interest income:
Loans, including fees	$333	$46	$566	$46
Taxable securities	37	1	57	1
Interest on deposits with other banks	9	2	15	2
Federal funds sold	20	—	86	—

Total interest income	399	49	724	49

Interest expense:
Deposits	67	7	153	7
Interest on other borrowings	59	5	59	5

Total interest expense	126	12	212	12

Net interest income	273	37	512	37

Provision for loan losses	30	—	30	—

Net interest income after provision for loan losses	243	37	482	37
Noninterest income:
Service charges on deposit accounts	17	5	33	5
Other noninterest income	78	—	78	—

Total noninterest income	95	5	111	5
Noninterest expense:
Salaries and employee benefits	509	110	1,092	443
Occupancy and equipment expenses	58	3	169	3
Acquisition related costs	—	84	—	156
Other noninterest expense	450	91	711	199
Minority interests in partnership loss	(30)	—	(30)	—

Total noninterest expense	987	288	1,942	801

Loss before income taxes	(649)	(246)	(1,349)	(759)

Income tax expense (benefit)	—	—	—	—

Net loss	$(649)	$(246)	$(1,349)	$(759)

Loss per common share - basic	$(0.25)	$(0.24)	$(0.52)	$(0.74)
Loss per common share - diluted	$(0.25)	$(0.24)	$(0.52)	$(0.74)

Weighted average shares outstanding - basic	2,617,684	1,040,000	2,602,365	1,020,290
Weighted average shares outstanding - diluted	2,617,684	1,040,000	2,602,365	1,020,290

See accompanying notes to unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.
Consolidated Statement of Changes in Shareholders’ Equity (unaudited)
(Dollars In Thousands, except per share amounts)

				Subscribed for		Accumulated
			Additional	but not		other
	Common Stock		paid-in	paid for and	Accumulated	comprehensive	Treasury
	Shares	Amount	capital	not issued	Deficit	income (loss)	Stock	Total

Balances at October 1, 2004	2,169,814	$22	$11,067	$3,379	$(2,151)	$2	$—	12,319
Sale on common stock subscribed as of September 30, 2004 - unaudited	405,663	4	3,375	(3,379)	—	—	—	—
Sale of common stock, net of costs of issuance - unaudited	47,510	—	393	—	—	—	—	393
Shares repurchased and held in treasury-unaudited	—	—	—	—	—	—	(50)	(50)
Issuance of 10,803 shares of common stock - unaudited	10,803	—	95	—	—	—	—	95
Comprehensive loss:	—

Net loss - unaudited	—	—	—	—	(1,349)	—	—	(1,349)
Change in unrealized income (loss) on securities available for sale - unaudited	—	—	—	—	—	(7)	—	(7)
Total comprehensive loss - unaudited	—	—	—	—	—	—	—	(1,356)

Balances at March 31, 2005	2,633,790	$26	$14,930	$—	$(3,500)	$(5)	$(50)	$11,401

See accompanying notes to unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended March 31, 2005, and 2004
(Dollars In Thousands)

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,349)	$(759)
Adjustments to reconcile net loss to net cash used in operating activities:

Minority interests in partnership loss	(30)	—
Provision for loan losses	30	—
Non-cash stock based compensation	95	332
Non-cash pre-opening expenses incurred by majority shareholder on behalf of the Company		320
Loan acquisition costs	100	—
Net amortization on securities		3
Depreciation and amortization	143	3
Changes in other operating assets and liabilities, net of acquisitions:

Accrued interest receivable	(79)	(1)
Other assets	(96)	(83)
Accrued interest payable	(2)	1
Other liabilities	27	184
Net cash used in operating activities	(1,161)	—

Cash flows from investing activities:
Initial capital contribution of majority shareholder	—	1,200
Proceeds from the sale of common stock	—	1
Cash paid for the acquisition of Texline State Bank, net of cash received	—	(324)
Proceeds from the sale of other real estate	—	10
Proceeds from maturities and principal repayments on securities - available for sale	16	—
Proceeds from maturities and principal repayments on securities - held to maturity	1,000	—
Purchase of securities - held to maturity	(5,494)	—
Acquisition of interest in PGI Equity Partners, LP, net of cash received of $24	(926)	—
Deposit on investment from PGI Capital, Inc.	100	—
Purchase of FHLB stock	(2)	—
Net (increase) decrease in loans	(11,817)	131
Purchase of Federal Home Loan Bank stock	—	(1)
Purchases of premises and equipment	(565)	—
Net cash provided by (used in) investing activities	(17,688)	1,017

Cash flows from financing activities:
Net increase in deposits	8,468	235
Increase in borrowed funds	250	—
Deposits in escrow	(28)	—
Proceeds from the sale of common stock, net of issuance costs	3,772	—
Advances to affiliates	(75)	—
Repayments of advances to affiliates	126	—
Payments of principal on mortgage	(5)	—
Net repayment of mortgage through refinance, net of costs	(181)	—
Proceeds from note payable - PGI Equity Partners, LP	149	500
Repurchase of common stock	(50)	—
Net cash provided by financing activities	12,426	735

Net increase (decrease) in cash and cash equivalents	(6,423)	1,752

Cash and cash equivalents at beginning of period	9,284	—

Cash and cash equivalents at end of period	2,861	1,752

See accompanying notes to unaudited consolidated financial statements.

Supplemental disclosures of cash flow information:
Non-cash investing and financing information:
Contribution of deferred stock issuance costs	$—	$690
Contribution of direct acquisition costs - Texline State Bank	$—	$217
Contribution of deposit on Texline State Bank	$—	$50
Cash interest received	$482	$—
Cash interest paid	$155	$6

Acquisition of Texline State Bank
Assets acquired	$—	$10,940
Liabilities assumed	—	(9,597)
Notes payable on acquisition	—	(1,019)
Cash paid, net of cash received	$—	$324

Acquisition of PGI Equity Partners, LP
Assets acquired	$4,943	$—
Liabilities assumed	(3,015)	—
Minority interests	(1,002)	—
Cash paid, net of cash acquired	$926	$—

See accompanying notes to unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.
Notes to Consolidated Financial Statements - unaudited

Note 1.  Basis of Presentation

Treaty Oak Bancorp, Inc. (the “Company”) is a bank holding company incorporated on November 18, 2003, and organized December 8, 2003 for the purpose of holding the common stock of Treaty Oak Bank (formerly Texline State Bank, the “Bank”).  The financial statements of the Company include the operations of its predecessor for the period from October 1, 2003 to December 7, 2003.  The Company acquired the Bank on March 9, 2004, and began conducting banking operations in Texline, Texas.  On September 10, 2004, the Company received final approval to relocate the main office of the Bank to Austin, Texas, and to rename the Bank “Treaty Oak Bank.”  The Bank commenced operations in Austin, Texas, on September 10, 2004, and prior to the commencement of operations in Austin, the Company was considered to be in the development stage.

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

The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period.  The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Treaty Oak Bancorp, Inc., 2004 Form 10-KSB.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method.  Accordingly, compensation costs for employee stock options is measured as the excess, if any, of the fair market value of the Company’s common stock at date of grant over the exercise price.

The Company accounts for stock-based compensation to non-employees at fair value.

As of March 31, 2005, there were outstanding options to purchase an aggregate of 192,500 shares of the Company’s common stock.  Each option has an exercise price of between $8.33 and $8.83 per share and may be exercised in three equal annual installments for each year of service measured from the grant date.  During the six months ended March 31, 2005, the Company granted stock options to purchase an aggregate of 27,000 shares of its common stock with an exercise price of $8.83 per share.

Accordingly, the expense related to stock option compensation included in the determination of net income for the six months ended March 31, 2005, is less than that which would have been recognized if the fair value method had been applied.  The Company’s net income and earnings per share would have been adjusted to the pro-forma amounts indicated below:

For all periods reported, the weighted average fair value of the options granted has been estimated using the Black-Scholes option pricing model with the following assumptions:

All Periods Reported

Dividend yield	0%
Risk-free interest rate	4.00% - 4.75%
Expected volatility	22%
Expected life in years	10 Years

The table below presents the pro forma effect on the Company’s net loss assuming the Company had expensed the fair value of the options (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net loss - as reported	$(649)	$(246)	$(1,349)	$(759)
Net loss - pro forma	$(700)	$(246)	$(1,458)	$(759)

Loss per share - as reported
basic	$(0.25)	$(0.24)	$(0.52)	$(0.74)
diluted	$(0.25)	$(0.24)	$(0.52)	$(0.74)

Loss per share pro forma
basic	$(0.27)	$(0.24)	$(0.56)	$(0.74)
diluted	$(0.27)	$(0.24)	$(0.56)	$(0.74)

Note 2.  Common Stock Offering

The Company issued 1,593,790 shares of its common stock at $8.33 per share, resulting in gross proceeds of approximately $13,276,270 and incurred offering costs of $910,000 in an offering that closed on September 30, 2004. The stock subscription receivable at September 30, 2004 (the date the offering closed), represented stock subscription agreements that were received on or before September 30, 2004, and collected during the period from October 1, 2004 to December 3, 2004.  The final stock subscription was paid in full on March 11, 2005; accordingly, there was no stock subscription receivable balance as of March 31, 2005.  All of the stock subscriptions have now been accounted for and that activity has been closed. The Company used the proceeds to pay the costs of the offering, pay the balance of the acquisition indebtedness for the purchase of Texline State Bank, and pay off certain other short-term borrowings, including advances and a note payable to the organizing shareholder.  The balance of the proceeds of the offering will be held and invested and used to support holding company operations.

Note 3.  Adoption of FIN 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

On November 30, 2004, the Company approved the acquisition of a 47.5% Class D limited partnership interest in PGI Equity Partners, L.P, (the “Partnership”) for a cash investment of $950,000.  The Company paid $150,000 as an investment deposit on November 18, 2004, and the remaining $800,000 on December 30, 2004, in conjunction with the closing of the purchase.

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

The assets and liabilities of the Partnership have been included in the consolidated balance sheet of the Company at March 31, 2005.  The balance sheet of the Partnership as of March 31, 2005, was as follows (in thousands):

Cash	$16
Premises and equipment, net	4,728
Other assets	143

Total Assets	$4,887

Mortgage payable	$2,731
Other liabilities	297
Partners’ capital	1,859

Total Liabilities and Partners’ Capital	$4,887

Because of the timing of the closing date, any results of operations to be included in the consolidated statements of operations are for three months ended March 31, 2005.

Because of the Company’s status as a limited partner of the Partnership, the creditors of the Partnership do not have recourse against the Company with respect to the obligations of the Partnership in excess of the Company’s investment in the Partnership.

On March 14, 2005, the partnership closed its refinancing of the debt for the real property and building located at 101 Westlake Drive. The $2,750,000 principal note accrues interest at 5.92% and requires monthly payments of principal and interest in the amount of $18,453.40 with all unpaid principal and interest becoming due and payable on April 1, 2015. In conjunction with the refinancing, the Company pledged a $200,000 certificate of deposit against a loan borrowed by PGI Capital, Inc. (an affiliate and sole general partner of the partnership). $150,000 of this amount was loaned to PGI Equity Partners, LP to facilitate the closing, funding additional reserves, expenses, and working capital requirements. An additional $100,000 was advanced to the partnership in conjunction with the closing and will be contributed as additional capital.

Note 4.  Earnings Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued.  For all periods presented, all potentially dilutive securities outstanding were anti-dilutive.

For purposes of calculating weighted-average shares outstanding, the 1,000,000 common shares issued to Treaty Oak Holdings, Inc., in the Company’s initial capitalization are assumed to be outstanding for all periods presented.

Note 5.  Securities

Securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2004:
Mortgage-backed securities and collateralized mortgage obligations - held to maturity	$7	$—	$(1)	$6

Total held to maturity	7	—	(1)	6

Agency notes and bonds - available for sale	404	—	—	404
Mortgage-backed securities and collateralized mortgage obligations - available for sale	58	2	—	60
Total available for sale	462	2	—	464

Total	$469	$2	$(1)	$470

March 31, 2005:
Agency notes and bonds - held to maturity	$4,494	$—	$(37)	$4,457
Mortgage-backed securities and collateralized mortgage obligations - held to maturity	7	—	(1)	6

Total held to maturity	4,501	—	(38)	4,463

Agency notes and bonds - available for sale	402	—	(6)	396
Mortgage-backed securities and collateralized mortgage obligations - available for sale	44	1	—	45
Total available for sale	446	1	(6)	441

Total	$4,947	$1	$(44)	$4,904

Mortgage-backed securities are backed by pools of mortgages most of which are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).

Agency notes and bonds - available for sale mature within one year. Expected maturities of mortgage-backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Therefore, maturities of mortgage-backed securities are not presented.

At March 31, 2005, $1,232,000 of the Company’s securities were pledged to Texline Independent School District ($1,030,000) and to the City of Texline ($202,000).

Note 6.  Loans and Allowance for Loan Losses

The Company grants agribusiness, real estate, and commercial loans to customers primarily in the Austin and Northwest Texas markets.  Loans at March 31, 2005, and September 30, 2004, were as follows (in thousands):

	As of	As of
	March 31,	September 30,
	2005	2004

Agriculture	$2,671	$3,444
Commercial	8,890	2,316
Commercial real estate	4,927	1,030
Residential real estate	3,812	2,627
Construction real estate	495	33
Consumer	1,248	720
Unearned fee income	(45)	—
	21,998	10,170

Less: allowance for loan losses	(258)	(217)
	$21,740	$9,953

Activity in the allowance for loan losses for the six months ended March 31, 2005 and year ended September 30, 2004 was as follows (in thousands):

	For the Six Months Ended March 31, 2005	For the Six Months Ended March 31, 2004
Balance on date of acquisition		166
Balance at beginning of the period	217	—
Provision for loan losses	30	—
Loans charged off	(1)	—
Recoveries on loans previously charged-off	12	—

Balance at the end of the period	$258	$166

The Company had no impaired loans at March 31, 2005 or September 30, 2004.  At March 31, 2005 and September 30, 2004, the Bank had approximately $56,000 and $152,000, respectively, in nonperforming loans including nonaccrual loans and loans past due over 90 days and still accruing interest.

Note 7.  Premises and Equipment

Premises and equipment at March 31, 2005, and September 30, 2004, were as follows (in thousands):

	As of March 31, 2005	As of September 30, 2004

Land	$949	$4
Building and leasehold improvements	4,489	615
Furniture, fixtures and equipment	691	635

	6,129	1,254

Less accumulated depreciation and amortization	(202)	(27)

	$5,927	$1,227

Depreciation and amortization expense related to fixed assets for the six months ended March 31, 2005 was $138,000.  The net change in accumulated depreciation and amortization of $175,000 includes $138,000 in fiscal year to date depreciation and amortization (relating to fixed assets) as well as accumulated depreciation acquired in the acquisition of PGI Equity Partners, LP of $41,000.  Other amortization expenses for the month and six months ended March 31, 2005, was $1,000 and $5,000, respectively.

Note 8.  Leases

The Company’s offices are located in a renovated building at 101 Westlake Drive, Austin, Texas. The Bank leases approximately 7,000 square feet for its offices effective June 1, 2004 (and an additional 650 square feet for the Company’s offices is leased through a sub-lease, effective October 1, 2004) from PGI Equity Partners, L.P., a Texas limited partnership, a related party.  The Company engaged the services of a third party consultant in determining the fair market rental value of this office space to be leased to the Company and the Bank.  In conjunction with the refinance (Note 3), the lease was updated and re-executed dated March 1, 2005.  The schedule of lease payments has been revised and updated as follows:

	Operating	Capital
Fiscal Year Ending September 30,	Leases	Leases
2005	$175	$—
2006	175	—
2007	178	—
2008	180	—
2009	182	—
Thereafter	1,892	—
Total	$2,782	$—

Assets under capital lease		$—
Accumulated depreciation		—
		$—

Effective September 28, 2004, the Company entered into a three year lease for certain furniture, fixtures and equipment.  The first payment under this lease was due on January 1, 2005, though the Company had already accepted delivery of the equipment on September 30, 2004.  The lease had a renewal option for two additional years.  Due to certain financing provided by the Bank to the lessor, the lease was treated as a capital lease, and the lease would have been amortized over the maximum 60 month term.  The lease was paid-in-full and the equipment purchased in January 2005.

Note 9.  Deposits

Time deposits of $100,000 or more totaled $1,748,667 and $1,597,064 at March 31, 2005, and September 30, 2004, respectively. At March 31, 2005, and September 30, 2004, the scheduled maturities of time deposits were as follows (in thousands):

Time deposits maturing in the fiscal year ending:

	As of March 31, 2005	As of September 30, 2004

2005	$3,580	$7,860
2006	1,314	363
2007	105	—

	$4,999	$8,223

Note 10.  Goodwill and Other Intangibles

In conjunction with the acquisition of Texline State Bank, the Company recorded Goodwill of $1,161,000 and core deposit intangibles of $70,000.  Goodwill is periodically reviewed, at least annually, to determine whether a decline in value exists which requires a charge to earnings and a reduction to goodwill reflected on the statement of financial condition of the Company.

Core deposit intangibles are amortized on a straight-line basis over seven years.  The following table reflects the net carrying amount of core deposit intangibles at March 31, 2005, and September 30, 2004 (in thousands):

	As of March 31, 2005	As of September 30, 2004
Gross core deposit intangibles	$70	$70
Less accumulated amortization	(11)	(6)
Net core deposit intangibles	$59	$64

Note 11.  Stock Based Compensation and 2004 Stock Incentive Plan

On December 8, 2003, in conjunction with the issuance of 40,000 shares of the Company’s common stock to four individual organizers the Company recognized compensation expense of $332,400.

On January 19, 2004, the Company and its shareholders approved the Company’s 2004 Stock Incentive Plan (the “Plan”).  The Plan authorizes incentive stock option grants, non-statutory stock option grants, direct stock issuances, stock appreciation rights, salary investment option grants, and director fee option grants.  Eligible participants are employees, non-employee board members, and independent consultants or advisors.  The Company has reserved 500,000 shares of common stock under the Plan, and the share reserve increases on the 1st business day in January each year (beginning in 2005) by an amount equal to 2% of the number of outstanding shares of the Company on the last business day in December of the preceding year, subject to a maximum annual increase of 100,000 shares.  Accordingly, on January 3, 2005, 52,177 shares were added to the Plan under the automatic increase provisions.  No person may receive stock option grants, stock issuances, or stock appreciation rights for more than 100,000 shares in the aggregate in any calendar year under the Plan.  No person may receive stock option grants, stock issuances, or stock appreciation rights for more than 100,000 shares in the aggregate in any calendar year under the Plan.

The table below presents the weighted average number of options issued and outstanding during the six months ended March 31, 2005, and the fiscal year ended September 30, 2004.

	For the Six Months Ended March 31, 2005		For the Year Ended September 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of the period	165,500	$8.33	—	$—
Granted	27,000	8.83	175,500	8.33
Exercised	—	—	—	—
Forfeited/expired	—	—	(10,000)	8.33
Outstanding, end of the period	192,500	$8.40	165,500	$8.33

Exercisable at the end of the period	—		—
Weighted-average fair value of options granted during the period		$3.78		$3.80
Weighted-average remaining contractual life (months)	111		118

In February 2005, the Company awarded share issuances for an aggregate of 10,803 shares of common stock under its 2004 incentive plan in connection with services that were rendered to the Company. These shares are fully vested. The Company recorded compensation expense in February of $95,000 related to this transaction. In addition, on February 8, 2005, the Company granted stock options to purchase an aggregate of 27,000 shares with an exercise price of $8.83 per share to non-employee Board members of the Company and its banking subsidiary under the Automatic Option Grant Program of the Plan.

Note 12.  Other Related Party Transactions

Accounting and Tax Services

The Company receives tax planning advice and general tax and accounting services from Hamann, Ernstmeyer & Williamson, P.C. (formerly Hamann & Associates”, P.C.  “HEW”), a professional corporation of certified public accountants in which Mr. Hamann (the Chief Executive Officer of the Company) owned an 80% interest.  For the one month and six months ended March 31, 2005, the Company paid approximately $10,000 and $67,136, respectively, for these services primarily with respect to assistance in the preparation of the Company’s monthly and periodic reporting, tax planning and reporting, and other advisory services including public reporting matters.  As of March 31, 2005, Mr. Hamann owns a 5% interest in HEW and serves as the chairman emeritus but has a limited participation in the ongoing delivery of services to its clients in an advisory capacity.  None of the fees paid for services during the one and six months ended March 31, 2005 were related to the efforts of Mr. Hamann, and Mr. Hamann is not currently compensated by the firm.  HEW is a firm focused on tax planning and advisory work and does not provide auditing services to clients.

Other Transactions

The Company has an $18,000 Due from Affiliate balance as of March 31, 2005. Approximately $7,900 relates to marketing costs initially incurred by Treaty Oak Bank (TOB) in the development of the Treaty Oak brochure. Treaty Oak Financial Services, Inc. (TOFS, an affiliate under common control with the Company’s organizing shareholder) agreed to absorb half of these costs as they are able to share the same brochure. The agreement calls for TOFS to pay $1,311.11 per month to the Company until the balance is paid off in full. $10,000 relates to an agreement between CoreTrac and TOFS totaling $24,000 for a banking industry customer relationship management system (CRM). On March 30, 2005, TOB advanced TOFS $10,000 on this contract providing TOB the option to acquire the software license with no additional costs. This option is valid as long as the balance on the contract is paid in full by October 1, 2005.

On February 23, 2005, Treaty Oak Holdings, Inc. advanced PGI Equity Partners, LP $6,500 in connection with the refinancing of its mortgage on the building at 101 Westlake Drive in Austin, Texas. This short term advance was repaid in March 2005.

On March 8, 2005, Treaty Oak Bank loaned $200,000 to PGI Capital, Inc. (an affiliate) for a period of 6 months at an interest rate of 5.05%. $150,000 of this amount was loaned to PGI Equity Partners, LP to cover the closing costs and other fees related to the refinancing of the building at 101 Westlake Drive in Austin, Texas. On March 14, 2005, an additional $100,000 was advanced to the partnership by PGI Capital, Inc. in conjunction with the closing.  This amount is being held as a capital contribution subject to a capital call by the general partner. The refinancing closed on March 14, 2005. PGI Capital, Inc. is the general partner of PGI Equity Partners, LP, which owns the building.  In conjunction with this loan, the Company, which owns 47.5% of PGI Equity Partners, LP, purchased a $200,000 certificate of deposit and pledged such certificate against the loan.

Note 13.  Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers, through the use of commitments to extend credit and standby letters of credut.  Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet.  The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following table summarizes the Company’s off-balance sheet financial instruments as of March 31, 2005, and September 30, 2004 (in thousands):

	As of March 31, 2005	As of September 30, 2004

Commitments to extend credit	$8,817	$1,264
Standby letters of credit	$97	$97

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2005, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 14.  Dividend Restrictions and Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by state and federal banking regulatory agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Failure to meet capital requirements can initiate regulatory action.  As of March 31, 2005, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

The following table sets forth the bank only actual capital levels in addition to the requirements under prompt corrective action regulations (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2005
Total capital to risk weighted assets	$8,052	31.25%	$2,061	8.0%	$2,576	10.0%
Tier I capital to risk weighted assets	7,794	30.25%	1,030	4.0%	1,546	6.0%
Tier I capital to average assets	7,794	26.47%	1,178	4.0%	1,472	5.0%

September 30, 2004
Total capital to risk weighted assets	$6,582	57.77%	$736	8.0%	$921	10.0%
Tier I capital to risk weighted assets	6,439	56.51%	368	4.0%	553	6.0%
Tier I capital to average assets	6,439	42.68%	463	4.0%	580	5.0%

As of March 31, 2005, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations.  Management is not aware of any conditions subsequent to March 31, 2005, that would change the Bank’s capital category.

The Bank is a state chartered banking association and is subject to regulation, supervision and examination by the Texas Department of Banking and the Federal Deposit Insurance Corporation (FDIC).  In addition, upon making certain determinations with respect to the condition of any insured bank, the FDIC may begin proceedings to terminate a bank’s federal deposit insurance.

From its initial acquisition of Texline State Bank, the Company’s banking operations have been subject to a Memorandum of Understanding (MOU) with the FDIC.  The MOU had been entered into for the purpose of ensuring that bank management appropriately and adequately addressed certain deficiencies identified by the FDIC and Texas Department of Banking (TDB) during previous regulatory examinations prior to the Company’s acquisition.  Following the FDIC examination of Treaty Oak Bank in November, 2004, the FDIC terminated the MOU and proposed a new MOU that was more limited in scope.  In February 2005, Treaty Oak Bank agreed to become subject to the new MOU, which was subsequently executed effective March 3, 2005 by the FDIC.  Prior to March 31, 2005, the Bank had addressed all of the issues identified in the new MOU.  At a subsequent follow-up review of the Bank conducted jointly by the FDIC and TDB, the on-site examiners deemed the Bank’s actions to date with regard to the new MOU to be “satisfactory.”

Certain restrictions exist regarding the ability of the Bank to pay cash dividends.  Regulatory approval is required in order to pay dividends until such time as the accumulated deficit is eliminated and certain other conditions are met.   Further, the Company has been notified by its banking regulators that no approval will be received in the first three years of operations.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Introduction

We are a bank holding company headquartered in Austin, Texas.  We acquired 99.92% of Texline State Bank (the “Bank”), a state chartered bank with a single business location in Texline, Dalham County, Texas, on March 9, 2004.  Following the purchase of additional shares from shareholders of the Bank and the completion of a reverse stock split, we acquired all of the outstanding stock of the Bank.  On September 10, 2004, the name of the Bank was changed to “Treaty Oak Bank,” and we began banking operations in Austin, Texas, retaining a branch in Texline, Texas.  As a result, our operating history, as it relates to the banking industry, is limited.   In the course of preparing our consolidated financial statements, we use certain estimates with respect to loans, intangibles, the allowance for loan losses and other estimates necessary for financial reporting.  We have made no significant changes to the types of estimates and the manner in which they are determined since the filing of our annual report on Form 10-KSB, except as otherwise noted within this discussion and analysis.

Plan of Operation

General

Financial performance in our Texline branch has continued to improve over the prior year.  Additionally, given the greater growth potential in Austin, we have focused our efforts on establishing a community-oriented bank out of our headquarters in the leased facility that we occupy at 101 Westlake Drive (at Bee Cave Road), Austin, Texas, 78746. The Bank occupies approximately 7,000 square feet in a building and has executed, effective June 1, 2004, and revised as of March 1, 2005, a 15-year lease with options to renew for up to an additional 10 years.  Further, we have subleased an additional 650 square feet in the same building, effective October 1, 2004, and revised as of March 1, 2005, under the same terms, for the offices of the Company.  We have a total of 24 employees, 19 of whom are full-time employees and 21 of whom are employees of the Bank.  Of those, 14 are employed at the Austin headquarters, and 7 are employed in Texline.

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

Holding Company Liquidity

We closed our stock offering on September 30, 2004, which resulted in 1,593,790 shares subscribed representing $13,276,271 in gross total capital raised.  As of March 31, 2005, 1,593,790 ($13,276,271) shares of common stock, in addition to the initial issuances of 1,040,000 shares, were issued. The final stock subscription was paid in full on March 11, 2005; accordingly, the stock subscription receivable balance as of March 31, 2005 was zero.  All of the stock subscriptions have now been accounted for and that activity has been closed.  Of the total capital raised, $7,500,000, in addition to the $500,000 injected on the date of acquisition, was injected into the Bank.  After payment of offering and start-up costs under the Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., (“TOHI”) of $775,000, repayment of other start-up costs accumulated prior to the closing of the offering of approximately $303,000, repayment of the $500,000 note plus accumulated interest to TOHI, which was used to make the $500,000 capital injection to the Bank upon acquisition, payment of the outstanding notes, of $1,019,000 plus accumulated interest, arising from the acquisition of Texline State Bank, the investment of $950,000 in PGI Equity Partners, L.P., and the payment of other operating expenses, the Company (excluding the Bank) had approximately $1,580,000 in remaining cash proceeds. These funds are being used for Company operations, investment and for later infusion into the Bank and other corporate activities.  The primary source of liquidity for the Company will be dividends paid by the Bank.  The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated.

Bank Liquidity

The Bank’s liquidity is monitored by its staff, the Asset/Liability Management Committee, and the Board of Directors, who will review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program. While we intend to limit the use of borrowed funds to meet cash flow needs, we may continue to make use of available borrowing lines to meet short term cash demands since the rates on these lines are more attractive and more stable than rates on premium CDs.

We have retained the facility in Texline, Texas, as a branch of Treaty Oak Bank.  Because this facility has both a concentration and an expertise in agricultural lending, we continue to service the existing loans and make new agricultural loans when possible in the Texline market. Since loan growth has been flat for a number of years in Texline, and since a greater opportunity for and expertise in commercial lending exists in Austin, the majority of new loan growth, particularly commercial and executive and professional loan demand, has come from the Austin market. Growth in industries outside agriculture allows us to dilute the existing concentration in agricultural loans.

Greater loan demand will result in greater pressure on the Bank’s liquidity; however, it is our intention to maintain a conservative loan to deposit ratio in the range of 80% over time. Consequently, we will not aggressively pursue lending opportunities if sufficient funding sources (i.e. deposits, Fed Funds, etc.) are not available, nor will we seek to attract transient, volatile non-local deposits with above market interest rates. As of March 31, 2005, the loan-to-deposit ratio was 101.77%.  This ratio resulted from two unanticipated transactions at the end of the month.

Management believes the Bank is in compliance with its current Memorandum of Understanding.   We believe we have met the liquidity requirements by injecting $8,000,000 of capital into the Bank, which increased total capitalization of the Bank to $9,305,000 as of March 31, 2005.  In addition, the FDIC examined the Bank in November 2004 and issued its final report for such examination on January 31, 2005.  The FDIC has proposed a new Memorandum of Understanding to replace the current Memorandum of Understanding, which proposed terms require the Bank to take certain corrective actions with respect to internal compliance procedures and training.

In the event that additional short-term liquidity is needed, the Bank will retain established relationships created by Texline State Bank with several large regional banks in addition to establishing new correspondent relationships through the main office in Austin. Texline has utilized such relationships as a source of liquidity in the past, and we expect to continue to utilize these going forward if needed. Also, Texline State Bank has been a frequent borrower of Federal Funds in the past. In the current rate environment, where rates on Federal Funds are at historical lows, Texline State Bank has relied upon this source as an alternative to attracting more expensive deposit funds that would carry a slightly higher interest cost. While we do not intend to rely as heavily on Federal Funds as has Texline State Bank, the source will remain available to the Bank going forward.  As of March 31, 2005, the Bank had borrowed $250,000 in Federal Funds.

The Bank had cash and cash equivalents of $1,267,000 or 4.00% of the Bank’s total assets, at March 31, 2005 compared to $1,669,000 as of March 31, 2004, and had available $16.2 million of rate-sensitive assets which mature or reprice within one year or less

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the

Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At March 31, 2005, the Bank was considered “well capitalized” by regulatory standards. Nonetheless, the Bank will not pay dividends for at least three years, regardless of its total capitalization as part of its agreement with banking regulators for approval of the relocation of the Bank’s main office to Austin.

Capital Resources

As of March 31, 2005, the Company’s shareholder’s equity was $11,401,000 ($11,466,000 net of $50,000 in treasury stock), or 30.43% of total assets. The decrease in shareholders’ equity results from capital raised in our offering, net of costs, reduced by the operating losses of approximately $2,854,000 arising during the start-up phase of operations in Austin, including charges of $427,400 for non-cash, stock-based compensation expense from the initial issuances of the Company’s common stock to certain affiliated parties and from a subsequent issuance of common stock in exchange for services received from an affiliated person.

The equity capital base of the Bank increased from $1,066,000 to $9,014,000 between March 9, 2004 (the date of acquisition) and March 31, 2005, due primarily to the capital injections of $8,000,000 net of operating losses of $1,407,000 attributable to the start-up activities in Austin, Texas.  Total assets of the Bank increased from $10,663,000 to $31,002,000 for the same period.

The Bank will be subject to the risk-based capital regulations administered by the banking regulatory agencies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Further, the Bank is currently required to maintain an 8% Tier 1 leverage ratio, under the Memorandum of Understanding. Failure to meet these capital requirements may initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken could have a material adverse effect on the Bank’s financial statements. At March 31, 2005, management believed that the Bank was in full compliance with all capital adequacy requirements.

Results of Operations

General

The following discussion analyzes the results of the Company for the three months and six months ended March 31, 2004, and March 31, 2005. References to the “Bank” in this review concern the operating performance of Treaty Oak Bank (formerly Texline State Bank) since its acquisition on March 9, 2004.

Net Income—General

The Company’s fiscal year ends on September 30. The net loss for the quarter ended March 31, 2005, was $649,000, compared to a net loss of $246,000 for the quarter ended March 31, 2004. A $95,000 charge to earnings from the issuance of stock in exchange for services and the expenses associated with the new operations in Austin, Texas accounted for substantially all of the losses for the quarter ended March 31, 2005, while start-up activities accounted for substantially all of the loss for the three months ended March 31, 2004.   The net loss for the sixth month period ended March 31, 2005 was $1,349,000, compared to a net loss of $759,000 for the six month period ended March 31, 2004.  The six month period ended March 31, 2004 included the operations of the Bank for the period beginning March 9, 2004, and ending March 31, 2004.

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

For the quarter ended March 31, 2005, the Bank made $30,000 in provisions for loan losses compared to zero for the quarter ended March 31, 2004. The Bank charged off $1,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $1,000 for net charge-offs of $0. The factors combined increased the Allowance for Loan Losses to $258,000 or 1.17% of the portfolio. This amount represents management’s estimate of potential losses inherent in the portfolio.  For the six month’s ended March 31, 2005, the bank made provisions to the reserve for loan losses in the amount of $30,000.  The Bank charged off $1,000 in commercial and consumer loans and had recoveries of loans previously charged off of $12,000, for a net recovery of $11,000.

Income Taxes

No federal tax benefit has been recorded for the quarter ended March 31, 2005, based upon net operating losses incurred and carried forward in previous years. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved against.  No federal tax benefit was recorded for the six months ended March 31, 2005 or March 31, 2004.

Financial Condition

Loan Portfolio

Net loans increased $11,787,000 (118.43%) to $21,740,000 from $9,953,000 between September 30, 2004 and March 31, 2005. The increase was due primarily to the opening of the Austin office and subsequent funding of new loan requests. The concentration within the portfolio has shifted over time from the previous concentration of agricultural loans to real estate and commercial loans.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio:

	At March 31, 2005		At September 30, 2004
	Amount	Percent	Amount	Percent

Agriculture	$2,671,000	12.1%	$3,444,000	33.9%
Commercial	8,890,000	40.3%	2,316,000	22.8%
Commercial real estate	4,927,000	22.3%	1,030,000	10.1%
Residential real estate	3,812,000	17.3%	2,627,000	25.8%
Construction real estate	495,000	2.3%	33,000	0.3%
Installment and other	1,248,000	5.7%	720,000	7.1%

Total Loans	22,043,000	100%	10,170,000	100%
Deferred Origination Fees	(45,000)
Gross Loans	21,998,000		10,170,000
Allowance for Loan Losses	(258,000)		(217,000)

Net Loans	$21,740,000		$9,953,000

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Prior to its acquisition by us, the Bank operated a branch office in Houston, Texas (which was closed in 2002), and a second portfolio concentration developed with loans of one-to-four family residential real estate. Approximately $1,500,000 of the Bank’s residential real estate portfolio is comprised of single family residences in Houston. The majority of these loans originated between 1996 and 1998 for 15-year terms with fixed rates of 8.75% or greater. These loans additionally have five-year call provisions exercisable at the Bank’s discretion.

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

Loan Maturities

As of March 31, 2005, 33.67% of the loan portfolio consisting of agricultural, commercial, and real estate loans, or $7,001,000, matures or reprices within one year or less. $5,688,000 of these loans, or 81.25%, are variable rate loans. The following table presents the contractual maturity ranges for agricultural, commercial, and real estate loans outstanding at March 31, 2005, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
March 31, 2005	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Agricultural	$150,000	1,234,000	8,000	606,000	—	673,000	$2,671,000
Commercial	494,000	3,636,000	2,682,000	1,948,000	—	130,000	8,890,000
Real Estate	669,000	818,000	1,019,000	3,675,000	1,585,000	1,468,000	9,234,000

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

The following tables set forth the amortized cost and fair value of the Bank’s securities portfolio by accounting classification category and by type of security as indicated:

	As of March 31, 2005
	Amortized Cost	Fair Value
Securities Held to Maturity:
U.S. Government Agencies	$4,494,000	$4,457,000
Mortgage backed securities	7,000	6,000

Total Securities Held to Maturity	$4,501,000	$4,463,000

Securities Available for Sale
U.S. Government agencies	$402,000	$396,000
Mortgage backed securities	44,000	45,000

Total Securities Available for Sale	$446,000	$441,000

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years. Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets as of March 31, 2005 and September 30, 2004:

	As of	As of
	March 31,	September 30,
	2005	2004

Non-accruing loans	$31,000	$93,000

Loans 90 days or more past due, still accruing interest	—	51,000
Total non-performing loans	31,000	144,000

Other real estate owned	—	—

Other reposessed assets	17,000	7,000

Total non-performing assets	$48,000	$151,000

Total non-performing loans to total loans	0.14%	1.42%
Allowance for loan losses to non-performing loans	832.26%	150.69%

Total non-performing assets to total assets	0.13%	0.58%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

If interest on non-accrual loans had been accrued, such income would have amounted to approximately $800 for the quarter ended March 31, 2005, and $1,800 for the quarter ended March 31, 2004. These amounts were not included in interest income during these periods.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. The Bank’s policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that the Bank will not fully collect all principal and interest. As of March 31, 2005, the Bank had $31,000 in non-accrual loans. There were no loans contractually past due over 90 days and continuing to accrue interest on March 31, 2005, based upon specific information available at that time to management. In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if the loan become 90 days past due, and instead transfer all such loans to non-accruing status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of March 31, 2005.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement. As of March 31, 2005, the Bank had no other real estate owned. Repossessed assets totaled $17,000 at March 31, 2005.

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

The following table sets forth the maturities of time deposits $100,000 and over as of March 31, 2005 and September 30, 2004:

	As of	As of
	March 31,	September 30,
	2005	2004
Time deposits $100,000 and over:
Maturing within three months	$515,000	$557,000
After three months but within six months	907,000	325,000
After six months but within 12 months	227,000	615,000
After 12 months	100,000	100,000

Total time deposits $100,000 and over:	$1,749,000	$1,597,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	For the Three Months Ended March 31, 2005	For the Six Months Ended March 31 2005
Return on assets	-1.73%	-3.60%
Return on equity	-5.69%	-11.83%
Dividend payout ratio	0%	0%
Equity to assets ratio	30.43%	30.43%

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

As of March 31, 2005, the most recent notification from the federal banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. We believe that there are no conditions or events since that notification that have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of March 31, 2005. The required and actual amounts and ratios for the Bank as of March 31, 2005, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005
Tier 1 capital (to average assets)	$7,794,000	26.47%	$1,178,000	4%	$1,472,000	5%
Tier 1 capital (to risk-weighted assets)	7,794,000	30.25%	1,030,000	4%	1,546,000	6%
Total capital (to risk-weighted assets)	8,052,000	31.25%	2,061,000	8%	2,576,000	10%
As of March 31, 2004
Tier 1 capital (to average assets)	$1,800,000	16.65%	$432,000	4%	$541,000	5%
Tier 1 capital (to risk-weighted assets)	1,800,000	22.89%	314,000	4%	472,000	6%
Total capital (to risk-weighted assets)	1,899,000	24.15%	629,000	8%	786,000	10%

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

PART II.                Other Information

Item 1.                                                           Legal Proceedings

The Company has no pending legal proceedings as of March 31, 2005.  From time to time, the Company’s subsidiary is involved in various legal proceedings arising in the ordinary course of business.  These actions are not believed to be material either individually or collectively to the consolidated financial condition of the Company or its subsidiary.

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

As of March 31, 2005, we had paid our organizing shareholder and affiliate, Treaty Oak Holdings, for reimbursement of expenses and advances on our behalf in connection with our offering and repayment of the amount due under a convertible promissory note.  Treaty Oak Holdings owns approximately 39% of our common stock.  We contributed to the capital of the Bank and paid operating expenses including repayment of certain costs previously paid by Treaty Oak Holdings.  We also repaid principal and interest under unsecured promissory notes issued in connection with the purchase price of the Bank.  The table below summarizes the use of net offering proceeds through March 31, 2005:

Gross proceeds from sale of shares	$13,276,271
Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expeneses of $275,000.	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000.	(507,302)
Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000.	(1,034,115)
Contribution to the capital of the Bank	(7,500,000)
Payments to directors and officers (bonuses and directors’ fees)	(259,871)
Payments to officers (salary and benefits)	(209,000)
Other payments to affiliates for services	(19,000)
Limited partnership investment in affiliated limited partnership	(950,000)
Repurchase of shares issued	(50,005)
Payment of additional operating expenses (estimated)	(424,000)
Remaining net proceeds	$1,547,978

$679,691 of the amount referenced as “Repayment of notes payable for the acquisition of Texline State Bank was paid to Charles T. Meeks, a member of our Board of Directors and Chairman of the Board of the Bank.   An additional amount due to Mr. Meeks from the acquisition of the Bank in the amount of $18,783 previously held in escrow is also included in this amount.  On November 18, 2004, we approved the purchase of a 47.5% preferential limited partnership interest in PGI Equity Partners, L.P., which owns and operates the building premises we lease, for $950,000.  A deposit of $150,000 was paid on November 18, 2004, and the balance of the purchase price of $800,000 was paid on December 30, 2004, at closing.  We had originally anticipated these funds would be used for capital of the Bank, but we believe the investment in premises will allow us the opportunity to realize more value from appreciation in the real property rather than over-capitalizing the Bank.  The remaining net proceeds have been invested in short-term interest bearing, money market accounts.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

On February 8, 2005, we held our annual meeting of shareholders. Holders of 1,483,460 of the 2,602,882 outstanding shares of our common stock were present at the meeting in person or by proxy.  The following matters were approved at the meeting as indicated below.

1.   Election of Class I Directors (to serve terms until 2008 annual meeting):

Nominee	Votes	Votes Withheld
Charles T. Meeks	1,482,660	800
Marvin L. Schrager	1,483,460	—
Arthur H. Coleman	1,482,660	800

2.               Ratification of McGladrey & Pullen, LLP as auditors.  1,479,860 shares voted in favor, 3,000 shares voted against, and 600 shares abstained.

Item 5.                                                           Other Information

We approved director and retainer fees for certain members of our board of directors and those of our banking subsidiary. Effective as of January 1, 2005, members of our board of directors and of our banking subsidiary who are not our employees or officers or those of our affiliates receive $175 fee for each board or Treaty Oak Bancorp, Inc. committee meeting attended in person or via teleconference.  In addition, the chair of our audit committee receives a $3,600 annual retainer fee, and the chair of our compensation committee receives a $2,000 annual retainer fee.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREATY OAK BANCORP, INC.

Dated: May 13, 2005	By:	/s/ Terry W. Hamann
Terry W. Hamann, President and Chief Executive Officer

	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, Chief Financial Officer