Form 10QSB
period 2005-06-30
TREATY OAK BANCORP INC
filed 2005-08-15
CIK 1276130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 10, 2005.

$0.01 Par Value Common Stock                                                                                                     2,627,787 shares

Transitional Small Business Disclosure Format (Check one):                    Yes ☐    No  ☒

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED June 30, 2005

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at June 30, 2005, and September 30, 2004 (unaudited)

Consolidated Statements of Operations for the Three-Month and Nine-Month Periods ended June 30, 2004, and 2005 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the Nine-Month Period ended June 30, 2005 (unaudited)

Consolidated Statements of Cash Flows for the Nine-Month Periods ended June 30, 2004, and 2005 (unaudited)

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

i

Treaty Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

 (Dollars In Thousands, Except Par Value Amounts)

	June 30,	September 30,
	2005	2004 (1)
ASSETS

Cash and cash items	$273	$3,562
Due from banks	6,505	1,272
Federal funds sold	4,519	4,450

Total cash and cash equivalents	11,297	9,284

Stock subscriptions receivable	—	3,379
Securities available for sale	438	464
Securities held to maturity, fair value of $3,970 and $6, respectively	4,000	7
Investment in Federal Home Loan Bank, at cost	215	211
Investment in Independent Bankers Bank, at cost	100	—
Loans, net	30,334	9,953
Premises and equipment, net	5,897	1,227
Accrued interest receivable	263	144
Due from affiliates	16	69
Goodwill	1,161	1,161
Core deposit intangibles, net	57	64
Other	319	205

Total assets	$54,097	$26,168

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$9,037	$2,579
NOW, money market and savings	15,478	2,391
Time deposits	14,280	8,223

Total deposits	38,795	13,193

Accounts payable and accrued expenses	78	—
Accrued interest payable	68	15
Liability under capital lease	—	509
Notes payable	2,831	—
Minority interest - PGI Equity Partners, LP	1,108	—
Other liabilities	95	132

Total liabilities	42,975	13,849

Shareholders’ equity:
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,634,186 and 2,169,814, respectively, issued.	26	22
Paid-in capital	14,933	11,067
Accumulated deficit	(3,783)	(2,151)
Common shares subscribed but not paid for and not issued - 405,663 shares.	—	3,379
Accumulated other comprehensive income (loss)	(4)	2
Less shares held in treasury, at cost (6,003 shares)	(50)	—
Total shareholders’ equity	11,122	12,319

Total liabilities and shareholders’ equity	$54,097	$26,168

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Interest income:
Loans, including fees	$507	$203	$1,073	$251
Taxable securities	35	2	92	3
Interest on deposits with other banks	19	2	34	2
Federal funds sold	38	2	124	2

Total interest income	599	209	1,323	258

Interest expense:
Deposits	144	30	297	40
Interest on other borrowings	42	18	101	20

Total interest expense	186	48	398	60

Net interest income	413	161	925	198

Provision for loan losses	30	—	60	—

Net interest income after provision for loan losses	383	161	865	198

Noninterest income:
Service charges on deposit accounts	23	14	56	19
Other noninterest income	84	—	162	—

Total noninterest income	107	14	218	19
Noninterest expense:
Salaries and employee benefits	409	302	1,501	745
Occupancy and equipment expenses	59	38	228	41
Acquisition related costs	—	—	—	156
Other noninterest expense	304	336	1,015	535
Minority interests in partnership income (loss)	1	—	(29)	—

Total noninterest expense	773	676	2,715	1,477

Net loss	$(283)	$(501)	$(1,632)	$(1,260)

Loss per common share - basic and diluted	$(0.11)	$(0.48)	$(0.63)	$(1.22)

Weighted average shares outstanding - basic and diluted	2,633,951	1,040,000	2,609,344	1,029,927

See accompanying notes to unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.

Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

(Dollars In Thousands, except share amounts)

						Accumulated
			Additional	Subscribed for		other
	Common Stock		paid-in	but not paid for	Accumulated	comprehensive	Treasury
	Shares	Amount	capital	and not issued	Deficit	income (loss)	Stock	Total

Balances at October 1, 2004	2,169,814	$22	$11,067	$3,379	$(2,151)	$2	$—	12,319

Issuances of common stock subscribed as of September 30, 2004 - unaudited	405,663	4	3,375	(3,379)		—	—	—
Sale of common stock, net of costs of issuance - unaudited	47,510	—	393				—	393
Shares repurchased and held in treasury- unaudited							(50)	(50)
Issuance of 11,199 shares of common stock for services - unaudited	11,199		98					98
Comprehensive loss:
Net loss - unaudited					(1,632)	—	—	(1,632)
change in unrealized loss on securities available for sale - unaudited					—	(6)	—	(6)
Total comprehensive loss - unaudited					—	—	—	(1,638)

Balances at June 30, 2005 - unaudited	2,634,186	$26	$14,933	$—	$(3,783)	$(4)	$(50)	$11,122

See accompanying notes to unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

 (Dollars In Thousands)

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,632)	$(1,260)
Adjustments to reconcile net loss to net cash used in operating activities:

Minority interests in partnership loss	(29)	—
Provision for loan losses	60	—
Non-cash stock based compensation	98	333
Non-cash pre-opening expenses incurred by majority shareholder on behalf of the Company	—	520
Write off of loan acquisition costs	100	—
Depreciation and amortization	231	21
Changes in other operating assets and liabilities, net of acquisitions:

Accrued interest receivable	(119)	5
Other assets	(47)	(309)
Accrued interest payable	53	12
Other liabilities	(36)	64
Net cash used in operating activities	(1,321)	(614)

Cash flows from investing activities:
Acquisition of Texline State Bank, net of cash received	—	(324)
Proceeds from the sale of other real estate	—	10
Proceeds from maturities and principal repayments on securities - available for sale	26	17
Proceeds from maturities and principal repayments on securities - held to maturity	1,501	—
Purchase of securities - held to maturity	(5,494)	—
Acquisition of interest in PGI Equity Partners, LP, net of cash received of $24	(926)	—
Purchase of Independent Bankers Bank stock	(100)	—
Purchase of Federal Home Loan Bank stock	(4)	(1)
Net increase (decrease) in loans	(20,441)	537
Purchases of premises and equipment	(617)	(260)
Advances to affiliates	(81)	—
Net cash used in investing activities	(26,136)	(21)

Cash flows from financing activities:
Initial capital contribution of majority shareholder	—	1,200
Net increase (decrease) in deposits	25,602	(74)
Proceeds from the sale of common stock, net of issuance costs	3,772	1
Repayments of advances to affiliates	134	—
Payments of principal on mortgage	(9)	—
Repayments of notes payable	(228)	—
Proceeds from note payable - PGI Equity Partners, LP	149	500
Repurchase of common stock	(50)	—
Increase in minority interest - PGI Equity Partners, LP
	100	—
Net cash provided by financing activities	29,470	1,627

Net increase in cash and cash equivalents	2,013	992

Cash and cash equivalents at beginning of period	9,284	—
Cash and cash equivalents at end of period	$11,297	$992

Supplemental disclosures of cash flow information:
Non-cash investing and financing information:
Contribution of deferred stock issuance costs	$—	$905
Contribution of direct acquisition costs - Texline State Bank	$—	$217
Contribution of deposit on Texline State Bank	$—	$50
Cash interest paid	$352	$74

Acquisition of Texline State Bank
Assets acquired	$—	$10,940
Liabilities assumed	$—	$(9,597)
Notes payable on acquisition	$—	$(1,019)
Cash paid, net of cash received	$—	$324

Acquisition of PGI Equity Partners, LP
Assets acquired	$4,943	$—
Liabilities assumed	$(3,015)	$—
Minority interests	$(1,002)	$—
Cash paid, net of cash acquired	$926	$—

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

The Company acquired a 47.5% interest in PGI Equity Partners, LP (the “Partnership”) on December 30, 2004.  The Partnership owns and operates the building in which the Company offices.

The Company (through its Bank subsidiary) acquired a 50% interest in Treaty Oak Mortgage, LLC on June 27, 2005 for a purchase price of $1,000 which is accounted for on the equity method of accounting.

The consolidated financial statements include the accounts of Treaty Oak Bancorp, Inc., its wholly owned subsidiary Treaty Oak Bank, and the accounts of PGI Equity Partners, LP.

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

As of June 30, 2005, there were outstanding options to purchase an aggregate of 202,500 shares of the Company’s common stock.  Each option has an exercise price of between $8.33 and $8.83 per share and may be exercised in three equal annual installments for each year of service measured from the grant date.  During the nine months ended June 30, 2005, the Company granted stock options to purchase an aggregate of 37,000 shares of its common stock with an exercise price of $8.83 per share.

Accordingly, the expense related to stock option compensation included in the determination of net income for the nine months ended June 30, 2005, is less than that which would have been recognized if the fair value method had been applied.  The Company’s net income and earnings per share would have been adjusted to the pro-forma amounts indicated below:

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

The table below presents the pro forma effect on the Company’s net loss assuming the Company had expensed the fair value of the options (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net loss - as reported	$(283)	$(501)	$(1,632)	$(1,260)
Net loss - pro forma	$(347)	$(519)	$(1,818)	$(1,278)

Loss per share - as reported
basic	$(0.11)	$(0.48)	$(0.63)	$(1.22)
diluted	$(0.11)	$(0.48)	$(0.63)	$(1.22)

Loss per share - pro forma
basic	$(0.13)	$(0.50)	$(0.69)	$(1.24)
diluted	$(0.13)	$(0.50)	$(0.69)	$(1.24)

Note 2.  Common Stock Offering

The Company issued 1,593,790 shares of its common stock at $8.33 per share, resulting in gross proceeds of approximately $13,276,271 and incurred offering costs of $910,000 in an offering that closed on September 30, 2004. The stock subscription receivable at September 30, 2004 (the date the offering closed), represented stock subscription agreements that were received on or before September 30, 2004, and collected during the period from October 1, 2004 to December 3, 2004.  The final stock subscription was paid in full on March 11, 2005; accordingly, there was no stock subscription receivable balance as of June 30, 2005.  All of the stock subscriptions have now been accounted for and that activity has been closed. The Company used the proceeds to pay the costs of the offering, pay the balance of the acquisition indebtedness for the purchase of Texline State Bank, and pay off certain other short-term borrowings, including advances and a note payable to the organizing shareholder.  The balance of the proceeds of the offering are being held and invested and used to support holding company operations.

Note 3.  Adoption of FIN 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46(R))

On November 30, 2004, the Company approved the acquisition of a 47.5% Class D limited partnership interest in the Partnership for a cash investment of $950,000.  The Company paid $150,000 as an investment deposit on November 18, 2004, and the remaining $800,000 on December 30, 2004, in conjunction with the closing of the purchase.

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

The assets and liabilities of the Partnership have been included in the consolidated balance sheet of the Company at June 30, 2005.  The balance sheet of the Partnership as of June 30, 2005, was as follows (in thousands):

Cash	$15
Premises and equipment, net	4,689
Other assets	156

Total Assets	$4,860

Mortgage payable	$2,741
Other liabilities	157
Partners’ capital	1,962

Total Liabilities and Partners’ Capital	$4,860

The operations of the Partnership were included in the Company’s statement of operations commencing on January 1, 2005.

Because of the Company’s status as a limited partner of the Partnership, the creditors of the Partnership do not have recourse against the Company with respect to the obligations of the Partnership in excess of the Company’s investment in the Partnership.

On March 14, 2005, the partnership closed its refinancing of the debt for the real property and building located at 101 Westlake Drive. In conjunction with the refinancing, the Company pledged a $200,000 certificate of deposit as security for the loan borrowed by
PGI Capital, Inc. (an affiliate and sole general partner of the partnership).

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

Note 5.  Securities

  Securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2004:
Agency notes and bonds – held to maturity	$7	$—	$(1)	$6
Total held to maturity	7	—	(1)	6

Agency notes and bonds - available for sale	404	—	—	404
Mortgage-backed securities and collateralized mortgage obligations - available for sale	58	2	—	60
Total available for sale	462	2	—	464

Total	$469	$2	$(1)	$470

June 30, 2005:
Agency notes and bonds - held to maturity	$3,994	$—	$(29)	$3,965
Mortgage-backed securities and collateralized mortgage obligations - held to maturity	6	—	(1)	5

Total held to maturity	4,000	—	(30)	3,970

Agency notes and bonds - available for sale	401	—	(5)	396
Mortgage-backed securities and collateralized mortgage obligations - available for sale	41	1	—	42
Total available for sale	442	1	(5)	438

Total	$4,442	$1	$(35)	$4,408

Mortgage-backed securities are backed by pools of mortgages, most of which are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).

Agency notes and bonds - available for sale mature within one year. Expected maturities of mortgage-backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Therefore, maturities of mortgage-backed securities are not presented.  Agency notes and bonds - held to maturity mature within two years.

At June 30, 2005, $1,230,000 of the Company’s securities were pledged to secure the deposits of the Texline Independent School District ($1,028,000) and the City of Texline ($202,000).

Note 6.  Loans and Allowance for Loan Losses

The Company grants agribusiness, real estate, and commercial loans to customers primarily in the Austin and Northwest Texas markets.  Loans at June 30, 2005, and September 30, 2004, were as follows (in thousands):

	As of	As of
	June 30,	September 30,
	2005	2004

Agriculture	$2,708	$3,444
Commercial	11,824	2,316
Commercial real estate	7,770	1,030
Residential real estate	4,188	2,627
Construction real estate	2,581	33
Consumer	1,596	720

Gross Loans	30,667	10,170
Unearned fee income	(44)	—
Less: allowance for loan losses	(289)	(217)
Net Loans	$30,334	$9,953

Activity in the allowance for loan losses for the nine (9) months ended June 30, 2005 and the year ended September 30, 2004 was as follows (in thousands):

	For the Nine Months Ended June 30, 2005	For the Year Ended September 30, 2004
Balance on date of acquisition	$—	$166
Balance at beginning of the period	217	—
Provision for loan losses	60	95
Loans charged off	(1)	(65)
Recoveries on loans previously charged-off	13	21

Balance at the end of the period	$289	$217

The Company had no impaired loans at June 30, 2005 or September 30, 2004.  At June 30, 2005, and September 30, 2004, the Bank had approximately $129,500 and $153,000, respectively, in nonperforming loans including nonaccrual loans and loans past due over 90 days and still accruing interest.

Note 7.  Premises and Equipment

Premises and equipment at June 30, 2005, and September 30, 2004, were as follows (in thousands):

	As of June 30, 2005	As of September 30, 2004

Land	$949	$4
Building and leasehold improvements	4,520	615
Furniture, fixtures and equipment	712	635

	6,181	1,254

Less accumulated depreciation and amortization	(284)	(27)

	$5,897	$1,227

Depreciation and amortization expense related to fixed assets for the nine months ended June 30, 2005 and 2004 was $207,000 and 15,000, respectively.

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

Note 9.  Deposits

Time deposits of $100,000 or more totaled $5,990,000 and $1,597,000 at June 30, 2005, and September 30, 2004, respectively. At June 30, 2005, and September 30, 2004, the scheduled maturities of all time deposits were as follows (in thousands):

Time deposits maturing in the fiscal year ending:

	As of June 30, 2005	As of September 30, 2004

2005	$8,591	$7,860
2006	3,300	363
2007	2,389	0
	$14,280	$8,223

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

Core deposit intangibles are amortized on a straight-line basis over seven years.  The following table reflects the net carrying amount of core deposit intangibles at June 30, 2005, and September 30, 2004 (in thousands):

	As of June 30, 2005	As of September 30, 2004
Gross core deposit intangibles	$70	$70
Less accumulated amortization	(13)	(6)
Net core deposit intangibles	$57	$64

Note 11.  Stock Based Compensation and 2004 Stock Incentive Plan

On December 8, 2003, in conjunction with the issuance of 40,000 shares of the Company’s common stock to four individual organizers, the Company recognized compensation expense of $332,400.

On January 19, 2004, the Company and its shareholders approved the Company’s 2004 Stock Incentive Plan (the “Plan”).  The Plan authorizes incentive stock option grants, non-statutory stock option grants and  direct stock issuances.  Eligible participants are employees, non-employee board members, and independent consultants or advisors.  The Company has reserved 500,000 shares of common stock under the Plan, and the share reserve increases on the 1st business day in January each year (beginning in 2005) by an amount equal to 2% of the number of outstanding shares of the Company on the last business day in December of the preceding year, subject to a maximum annual increase of 100,000 shares.  Accordingly, on January 3, 2005, 52,177 shares were added to the Plan under the automatic increase provisions.  No person may receive stock option grants, stock issuances, or stock appreciation rights for more than 100,000 shares in the aggregate in any calendar year under the Plan.  No person may receive stock option grants or stock issuances, for more than 100,000 shares in the aggregate in any calendar year under the Plan.

The table below presents the weighted average number of options issued and outstanding during the nine months ended June 30, 2005, and the fiscal year ended September 30, 2004.

	For the Nine Months Ended June 30, 2005		For the Year Ended September 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of the period	165,500	$8.33	—	$—
Granted	37,000	8.83	175,500	8.33
Exercised	—	—	—	—
Forfeited/expired	—	—	(10,000)	8.33
Outstanding, end of the period	202,500	$8.42	165,500	$8.33

Exercisable at the end of the period	—	—
Weighted-average fair value of options granted during the period		$3.61		$3.80
Weighted-average remaining contractual life (months)	109		118

In February 2005, the Company awarded share issuances for an aggregate of 10,803 shares of common stock under its 2004 incentive plan in connection with services that were rendered to the Company. These shares are fully vested. The Company recorded compensation expense in February of $95,000 related to this transaction. On February 8, 2005, the Company granted stock options to purchase an aggregate of 27,000 shares with an exercise price of $8.83 per share to non-employee Board members of the Company and its banking subsidiary under the Automatic Option Grant Program of the Plan.  In the three months ended June 30, 2005, the Company granted options for the purchase of 10,000 shares of common stock to a board member at an exercise price of $8.83 per share. The Company also issued 396 shares of common stock to a consultant at $8.83 per share. The Company recognized compensation expense in the amount of $3,500 related to the transaction.

Note 12.  Other Related Party Transactions

Accounting and Tax Services

The Company receives tax planning advice and general tax and accounting services from Hamann, Ernstmeyer & Williamson, P.C. (formerly Hamann & Associates”, P.C.  “HEW”), a professional corporation of certified public accountants in which Mr. Hamann (the Chief Executive Officer of the Company) had previously owned an 80% interest.  For the nine months ended June 30, 2005 and June 30, 2004, the Company paid approximately $104,000 and $100,000. respectively, for these services primarily with respect to assistance in the preparation of the Company’s monthly and periodic reporting, tax planning and reporting, and other advisory services including public reporting matters.  As of June 30, 2005, Mr. Hamann has owned a 5% interest in HEW, is no longer an officer or a director, and has a limited participation in the ongoing delivery of services to its clients in an advisory capacity.  None of the fees paid for services during the three and nine months ended June 30, 2005 were related to the efforts of Mr. Hamann, and Mr. Hamann is not currently compensated by the firm.  HEW is a firm focused on tax planning and advisory work and does not provide auditing services to clients.

Other Transactions

The Company has a $16,000 Due from Affiliate balance as of June 30, 2005. Approximately $5,200 relates to marketing costs initially incurred by Treaty Oak Bank (TOB) in the development of the Treaty Oak brochure. Treaty Oak Financial Services, Inc. (TOFS, which through May 31, 2005 was an “affiliate” of the Company) agreed to absorb half of these costs as they are able to share the same brochure. The agreement calls for TOFS to pay the balance $1,311.11 per month to the Company until the balance is paid off in full. $10,000 relates to an agreement between a third party vendor and TOFS totaling $24,000 for a banking industry customer relationship management system (CRM). On March 30, 2005, TOB advanced TOFS $10,000 on this contract providing TOB the option to acquire the software license with no additional costs. This option is valid as long as the balance on the contract is paid in full by October 1, 2005.  The remaining balance relates to miscellaneous operating costs which arise between TOFS and the Company in the ordinary course of business.

Note 13.  Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers, through the use of commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet.  The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following table summarizes the Company’s off-balance sheet financial instruments as of June 30, 2005, and September 30, 2004 (in thousands):

	As of June 30, 2005	As of September 30, 2004

Commitments to extend credit	$11,706	$1,264
Standby letters of credit	$122	$97

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2005, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 14.  Dividend Restrictions and Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by state and federal banking regulatory agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Failure to meet capital requirements can initiate regulatory action.  As of June 30, 2005, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

The following table sets forth the bank only actual capital levels in addition to the requirements under prompt corrective action regulations (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2005
Tier I capital to average assets	$7,636	19.01%	1,606	4.0%	$2,008	5.0%
Tier I capital to risk weighted assets	7,636	21.12%	1,446	4.0%	2,169	6.0%
Total capital to risk weighted assets	7,925	21.92%	2,892	8.0%	3,615	10.0%

September 30, 2004
Tier I capital to average assets	$6,439	42.68%	$603	4.0%	$754	5.0%
Tier I capital to risk weighted assets	6,439	56.51%	456	4.0%	684	6.0%
Total capital to risk weighted assets	6,582	57.77%	911	8.0%	1,139	10.0%

As of June 30, 2005, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations.  Management is not aware of any conditions subsequent to June 30, 2005, that would change the Bank’s capital category.

The Bank is a state chartered banking association and is subject to regulation, supervision and examination by the Texas Department of Banking and the Federal Deposit Insurance Corporation (FDIC).  In addition, upon making certain determinations with respect to the condition of any insured bank, the FDIC may begin proceedings to terminate a bank’s federal deposit insurance.

From its initial acquisition of Texline State Bank, the Company’s banking operations had been subject to a Memorandum of Understanding (MOU) with the FDIC.  The MOU had been entered into for the purpose of ensuring that bank management appropriately and adequately addressed certain deficiencies identified by the FDIC and Texas Department of Banking (TDB) during previous regulatory examinations prior to the Company’s acquisition.  Following the FDIC examination of Treaty Oak Bank in November, 2004, the FDIC terminated the MOU and proposed a new MOU that was more limited in scope.  In February 2005, Treaty Oak Bank agreed to become subject to the new MOU, which was subsequently executed effective March 3, 2005 by the FDIC.  Prior to March 31, 2005, the Bank had addressed all of the issues identified in the new MOU.  At a subsequent follow-up review of the Bank conducted jointly by the FDIC and TDB, the on-site examiners deemed the Bank’s actions to date with regard to the new MOU to be “satisfactory.”  The Bank was later advised to discontinue the submission of quarterly responses to the MOU in a letter dated April 25, 2005 from the FDIC. Management believes the Company is in compliance with the MOU.

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

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Introduction

We are a bank holding company headquartered in Austin, Texas with a branch in Texline, Dalham County, Texas.  We opened our Austin office on September 10, 2004, though our branch in Texline has been a bank in operation since 1977.  As a result, our operating history, as it relates to the banking industry, is limited.   In the course of preparing our consolidated financial statements, we use certain estimates with respect to loans, intangibles, the allowance for loan losses and other estimates necessary for financial reporting.  We have made no significant changes to the types of estimates and the manner in which they are determined since the filing of our annual report on Form 10-KSB, except as otherwise noted within this discussion and analysis.

Plan of Operation

General

We have focused our efforts on establishing a community-oriented bank out of our headquarters in the leased facility that we occupy at 101 Westlake Drive (at Bee Cave Road), Austin, Texas, 78746. The Bank occupies approximately 7,000 square feet in a building and has executed, effective June 1, 2004, and revised as of March 1, 2005, a 15-year lease with options to renew for up to an additional 10 years.  Further, we have subleased an additional 850 square feet in the same building, effective October 1, 2004, and revised as of March 1, 2005, under the same terms, for the offices of the Company.  We have a total of 20 employees, 20 of whom are full-time employees and 19 of whom are employees of the Bank.  Of those, 14 are employed at the Austin headquarters, and 5 are employed in Texline.

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

Holding Company Liquidity

We closed our stock offering on September 30, 2004, which resulted in 1,593,790 shares subscribed representing $13,276,271 in gross total capital raised.  The final stock subscription was paid in full on March 11, 2005.  All of the stock subscriptions have now been accounted for and that activity has been closed.  Of the total capital raised, $7,500,000, in addition to the $500,000 injected on the date of acquisition, was injected into the Bank.  After payment of offering and start-up costs under the Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., (“TOHI”) of $775,000, repayment of other start-up costs accumulated prior to the closing of the offering of approximately $303,000, repayment of the $500,000 note plus accumulated interest to TOHI, which was used to make the $500,000 capital injection to the Bank upon acquisition, payment of the outstanding notes, of $1,019,000 plus accumulated interest, arising from the acquisition of Texline State Bank, the investment of $950,000 in PGI Equity Partners, L.P.,  and the payment of other operating expenses, the Company had approximately $1,467,000 in remaining cash proceeds. These funds are being used for Company operations, investment and for later infusion into the Bank and other corporate activities.  The primary source of liquidity for the Company will be dividends paid by the Bank.  The Bank is currently restricted from paying dividends without regulatory approval which will not be granted until the accumulated deficit has been eliminated.  As of June 30, 2005, 1,594,186 shares of common stock, in addition to the initial issuances of 1,040,000 shares, were deemed issued and a total of 2,628,183 were outstanding.

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

Greater loan demand results in greater pressure on the Bank’s liquidity; however, our goal is to maintain a conservative loan to deposit ratio in the range of 80% - 90%. Consequently, we do not aggressively pursue lending opportunities when sufficient funding sources (i.e. deposits, Fed Funds, etc.) are not available. We also limit the percentage of transient, volatile non-local deposits with above-market interest rates. As of June 30, 2005, the Bank’s loan-to-deposit ratio was 79.05%, compared to 92.81% at June 30, 2004.

 The FDIC examined the Bank in November 2004 and issued its final report for such examination on January 31, 2005.  As a result of the examination, the FDIC proposed a new abbreviated MOU to replace the previous seventeen point MOU, which had been in place at Texline since April, 2002.  As part of the most recent MOU, the Bank agreed to take certain corrective actions with respect to internal compliance procedures and training, and to provide quarterly reports on its progress. The Bank promptly met all of the conditions listed in the MOU and subsequently was relieved of its quarterly reporting requirements by the FDIC in a letter dated April 25, 2005. Management believes the Bank is in compliance with its current Memorandum of Understanding (MOU).

In the event that additional short-term liquidity is needed, the Bank established new correspondent relationships through the main office in Austin. Texline had utilized such relationships as a source of liquidity in the past, and the Bank will continue to utilize such sources going forward if needed.  Texline State Bank had been a frequent user of Federal Home Loan Bank borrowings in the past. In the current rate environment, where rates on various federal sources continue to be relatively low by historical comparisons, Treaty Oak Bank may utilize this source as an alternative to soliciting deposits that would carry a slightly higher interest cost to attract and retain. While the Bank does not intend to rely as heavily on Federal Home Loan Bank borrowings as had Texline State Bank, the source will remain available going forward.  As of June 30, 2005, the Bank had no Federal Home Loan Bank borrowings or Federal Fund purchases.

The Bank had cash and cash equivalents of $9,815,000 or 20.55% of the Bank’s total assets, at June 30, 2005 compared to $7,991,000 or 37.33% of the Bank’s total assets at September 30, 2004. The Bank has $34.8 million of rate-sensitive assets that will mature or re-price within one year or less, as of June 30, 2005.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the

Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At June 30, 2005, the Bank was considered “well capitalized” by regulatory standards. Nonetheless, the Bank will not pay dividends for at least two more years (three years from the date of acquisition of Texline State Bank), regardless of its total capitalization as part of its agreement with banking regulators for approval of the relocation of the Bank’s main office to Austin.

Capital Resources

As of June 30, 2005, the Company’s shareholder’s equity was $11,122,000 ($11,172,000 net of $50,000 in treasury stock), or 20.55% of total assets. The decrease in shareholders’ equity results from capital raised in our offering, net of costs, reduced by the operating losses of approximately $2,854,000 arising during the start-up phase of operations in Austin, including charges of $427,400 for non-cash, stock-based compensation expense from the initial issuances of the Company’s common stock to certain affiliated parties and from a subsequent issuance of common stock in exchange for services received from an affiliated person.

The equity capital base of the Bank increased from $7,647,000 to $8,858,000 between September 30, 2004 and June 30, 2005, due primarily to the capital injections of $2,000,000 net of operating losses of $789,000 attributable to the start-up activities in Austin, Texas.  Total assets of the Bank increased from $21,403,000 to $47,767,000 for the same period.

The Bank is subject to the risk-based capital regulations administered by the banking regulatory agencies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements may initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken could have a material adverse effect on the Bank’s financial statements. At June 30, 2005, management reported that the Bank was in full compliance with all capital adequacy requirements.

Results of Operations

General

The following discussion analyzes the results of the Company for the three months and nine months ended June 30, 2005, and June 30, 2004. References to the “Bank” in this review concern the operating performance of Treaty Oak Bank (formerly Texline State Bank) since its acquisition on March 9, 2004.

Net Income—General

The Company’s fiscal year ends on September 30. The net loss for the quarter ended June 30, 2005, was $283,000, compared to a net loss of $501,000 for the quarter ended June 30, 2004. Costs associated with the new operations in Austin, Texas accounted for substantially all of the losses for the quarter ended June 30, 2005, while start-up activities accounted for substantially all of the loss for the three months ended June 30, 2004.   The net loss for the nine month period ended June 30, 2005 was $1,632,000, compared to a net loss of $759,000 for the nine month period ended June 30, 2004.  The nine month period ended June 30, 2004 included the operations of the Bank for the period beginning March 9, 2004, and ending June 30, 2004, which accounts for a majority of the substantial increase in the net loss.

The profitability of the Company’s consolidated operations depends primarily on net interest income, which is defined as the difference between total interest earned on interest earning assets (investments and loans) and total interest paid on interest bearing liabilities (deposits, borrowed funds). The Company’s net income is affected by its provision for loan losses, as well as other income and other expenses. The provision for loan losses reflects the amount considered to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of service charges on deposits, loan fees, gain on sale of loans, and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, supplies, and other operating expenses.

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

Provision for Loan Losses

The provision for loan losses represents an expense determined by management as the amount necessary to increase the allowance for loan losses after net charge-offs have been deducted to a level that, in management’s best estimate, is necessary to absorb possible losses in the loan portfolio. The amount of the provision is based upon management’s review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision is calculated monthly and a charge to expense is made, as required, to increase the allowance to the calculated level. For any particular month, in the event the required allowance is less than or equal to the current allowance, no expense is charged or reversed.

For the quarter ended June 30, 2005, the Bank made $30,000 in provisions for loan losses compared to zero for the quarter ended June 30, 2004. The Bank charged-off $0 in commercial and consumer loans and had recoveries of loans previously charged-off of $1,000 for net recoveries of $1,000. These factors accounted for the increase in the Allowance for Loan Losses to $289,000 or 0.94% of the portfolio. This amount represents management’s estimate of potential losses inherent in the portfolio. For the nine month’s ended June 30, 2005, the bank made provisions to the reserve for loan losses in the amount of $60,000.  The Bank charged off $2,000 in commercial and consumer loans and had recoveries of loans previously charged off of $13,000, for a net recovery of $10,000.

Income Taxes

No federal tax benefit has been recorded for the three and nine months ended June 30, 2005, based upon net operating losses incurred and carried forward in previous years. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved against.  No federal tax benefit was recorded for the nine months ended June 30, 2005 or June 30, 2004.

Financial Condition

Loan Portfolio

Net loans increased $20,381,000 (204.77%) to $30,334,000 from $9,953,000 between September 30, 2004 and June 30, 2005, while the three month period ended June 30, 2005 saw an increase in net loans of  $8,593,000; an increase of 39.53%.  These increases were due primarily to the opening of the Austin office and subsequent funding of new loan requests. The concentration within the portfolio has shifted over time from a concentration of agricultural loans to concentrations in real estate and commercial loans as expected.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio:

	At June 30, 2005		At September 30, 2004
	Amount	Percent	Amount	Percent

Agriculture	$2,708,000	8.8%	$3,444,000	33.9%
Commercial	11,824,000	38.6%	2,316,000	22.8%
Commercial real estate	7,770,000	25.3%	1,030,000	10.1%
Residential real estate	4,188,000	13.7%	2,627,000	25.8%
Construction real estate	2,581,000	8.4%	33,000	0.3%
Installment and other	1,596,000	5.2%	720,000	7.1%

Total Loans	30,667,000	100%	10,170,000	100%
Unearned Origination Fees	(44,000)
Gross Loans	30,623,000		10,170,000
Allowance for Loan Losses	(289,000)		(217,000)

Net Loans	$30,334,000		$9,953,000

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Prior to its acquisition by us, the Texline State Bank operated a branch office in Houston, Texas (which was closed in 2002), and a second portfolio concentration developed with loans of one-to-four family residential real estate in that market. Approximately $1,310,000 of the Bank’s residential real estate portfolio is comprised of single family residences in Houston. The majority of these loans originated between 1996 and 1998 for 15-year terms with fixed rates of 8.75% or greater. These loans additionally have five-year call provisions exercisable at the Bank’s discretion.

These residential real estate loans are expected to decrease as the individual loans continue to pay down. The majority of new loan growth is expected to originate from the Austin market.  As had been anticipated by management, loans originated from the Austin market reflect a broader, more diverse mix of industries and borrowers than had been the case previously. As new loans continue to originate for non-agricultural and non residential real estate purposes, the percentage of the total loan portfolio creating the concentrations described above will continue to decline thereby diminishing undue risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Loan Maturities

As of June 30, 2005, 39.9% of the loan portfolio consisting of agricultural, commercial, and real estate loans, or $11,600,000, will mature or re-price within one year or less. $22,708,000 of the represented loan portfolio, or 78.11%, are variable rate loans.  At September 30, 2004, 55.56% of the loan portfolio consisting of agricultural, commercial, and real estate loans, or $5,250,000, matured or re-priced within one year or less. $5,082,000 of the represented loan portfolio, or 53.78%, were variable rate loans.  The following table presents the contractual maturity ranges for agricultural, commercial, and real estate loans outstanding at June 30, 2005 and September 30, 2004, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
June 30, 2005	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Agricultural	$90,000	1,279,000	11,000	723,000	—	605,000	$2,708,000
Commercial	327,000	6,870,000	2,366,000	2,134,000	—	127,000	11,824,000
Real Estate	511,000	2,523,000	1,727,000	6,496,000	1,331,000	1,951,000	14,539,000

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
September 30, 2004	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Agricultural	$64,000	2,127,000	6,000	608,000	—	639,000	$3,444,000
Commercial	1,066,000	1,085,000	11,000	154,000	—	—	2,316,000
Real Estate	728,000	180,000	705,000	125,000	1,788,000	164,000	3,690,000

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

The following tables set forth the amortized cost and fair value of the Bank’s securities portfolio by accounting classification category and by type of security as indicated:

	As of		As of
	June 30, 2005		September 30, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities Held to Maturity:

U.S. Government Agencies	$3,994	$3,965	$—	$—
Mortgage backed securities	6	5	7	6

Total Securities Held to Maturity	$4,000	$3,970	$7	$6

Securities Available for Sale

U.S. Government Agencies	401	396	404	404
Mortgage backed securities	41	42	58	60

Total Securities Available for Sale	$442	$438	$462	$464

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years. Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets as of June 30, 2005 and September 30, 2004:

	6/30/2005	9/30/2004

Non-accruing loans	$129,500	$97,000
Loans 90 days or more past due, still accruing interest	—	56,000
Total non-performing loans	129,500	153,000
Other real estate owned	—	—
Other repossessed assets	17,000	7,000
Total non-performing assets	146,500	160,000

Total non-performing loans to total loans	0.42%	1.51%
Allowance for loan losses to non-performing loans	224.03%	136%
Total non-performing assets to total assets	0.31%	0.63%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

If interest on non-accrual loans had been accrued, such income would have amounted to approximately $500 for the quarter ended June 30, 2005, and $1,800 for the quarter ended June 30, 2004. These amounts were not included in interest income during these periods.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. The Bank’s policy is to place loans 90 days past due on a non-accrual status. An exception is made when management believes the loan is fully secured and in the process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that the Bank will not fully collect all principal and interest. As of June 30, 2005, the Bank had $129,500 in non-accrual loans, compared to $97,000 in non-accrual loans at September 30, 2004. There were no loans contractually past due over 90 days and continuing to accrue interest on June 30, 2005, as compared to $56,000 at September 30, 2004. In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if the loan becomes 90 days past due, and instead transfer all such loans to a non-accruing status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of June 30, 2005 or as of September 30, 2004.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement. As of June 30, 2005 and September 30, 2004, the Bank had no other real estate owned. Repossessed assets totaled $17,000 at June 30, 2005, and $7,000 at September 30, 2004.

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

Deposits

The Bank offers a variety of deposit accounts with a range of interest rates and terms. Core deposits consist of checking accounts (non-interest bearing), “NOW” accounts, savings accounts, and non-public certificates of deposit. These deposits, along with public fund deposits and short-term borrowings, are used to support the Bank’s asset base. Deposits are obtained predominantly from the geographic trade areas surrounding the Bank’s office locations. The Bank relies primarily on customer service, current technology and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.  Total deposits increased from $13,193,000 at September 30, 2004 to $38,795,000 at June 30, 2005, the increase resulting primarily from non-interest bearing deposits ($6,459,000) and a campaign to attract longer term certificates of deposit to ensure adequate funding sources to accommodate the increase in net loans.

The following table sets forth the maturities of time deposits $100,000 and over as of June 30, 2005 and September 30, 2004:

	As of June 30,	As of September 30,
	2005	2004
Time deposits $100,000 and over:
Maturing within three months	$1,009,000	$557,000
After three months but within 12months	4,572,000	940,000

After 12 months but within 3 years	409,000	100,000
After 3 years	0	0

Total time deposits $100,000 and over:	$5,990,000	$1,597,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	For the Three Months Ended June 30, 2005	For the Nine months Ended June 30, 2005
Return on assets	-0.52%	-3.02%
Return on equity	-2.54%	-14.67%
Dividend payout ratio	0%	0%
Equity to assets ratio	20.56%	20.56%

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

As of June 30, 2005, the most recent notification from the federal banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. We believe that there are no conditions or events since that notification that have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of June 30, 2005. The required and actual amounts and ratios for the Bank as of June 30, 2005 and September 30, 2004, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005
Tier 1 capital (to average assets)	$7,636,000	19.01%	$1,606,000	4%	$2,008,000	5%
Tier 1 capital (to risk-weighted assets)	7,636,000	21.12%	1,446,000	4%	2,169,000	6%
Total capital (to risk-weighted assets)	7,925,000	21.92%	2,892,000	8%	3,615,000	10%

As of September 30, 2004
Tier 1 capital (to average assets)	$6,439,000	42.68%	$603,000	4%	$754,000	5%
Tier 1 capital (to risk-weighted assets)	6,439,000	56.51%	456,000	4%	684,000	6%
Total capital (to risk-weighted assets)	6,582,000	57.77%	911,000	8%	1,139,000	10%

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

PART II.                                             Other Information

Item 1.                                                        Legal Proceedings

The Company is involved in various legal proceedings arising in the ordinary course of business.  These actions are not believed to be material either individually or collectively to the consolidated financial condition, results of operations or cash flows. At June 30, 2005, there was no pending legal proceeding involving the Company.

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

As of June 30, 2005, we had paid our organizing shareholder and affiliate, Treaty Oak Holdings, for reimbursement of expenses and advances on our behalf in connection with our offering and repayment of the amount due under a convertible promissory note.  Treaty Oak Holdings owns approximately 39% of our common stock.  We contributed to the capital of the Bank and paid operating expenses including repayment of certain costs previously paid by Treaty Oak Holdings.  We also repaid principal and interest under unsecured promissory notes issued in connection with the purchase price of the Bank.  The table below summarizes the use of net offering proceeds through June 30, 2005:

As of
6/30/05
Gross proceeds from sale of shares	13,276,271
Amounts receivable as of December 31, 2004	—

Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	(507,302)

Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	(1,015,332)
Contribution to the capital of the Bank	(7,500,000)

Payments to directors and officers (bonuses and directors’ fees)	(151,187)
Payments to officers (salary and benefits)	(179,003)
Other payments to affiliates for services	(82,136)

Limited partnership investment in affiliated limited partnership	(950,000)
Repurchase of shares issued	(50,005)
Payment of additional operating expenses (estimated)	(631,267)
Remaining net proceeds	1,435,039

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

Item 3.                                                        Defaults Upon Senior Securities

None.

Item 4.                                                        Submission of Matters to a Vote of Security Holders

2.               None

Item 5.                                                        Other Information

On June 28, 2005, the Company’s Bank subsidiary completed the purchase for $1,000 of a 50% investment interest in Treaty Oak Mortgage, LLC, a residential mortgage brokerage business, from an affiliate.  It is not anticipated that the Company, nor its subsidiary, will invest additional capital in this entity.

The Company is reviewing the feasibility of two possible branch locations in the Greater Austin area, both of which would open in 2006.

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

TREATY OAK BANCORP, INC.

Dated: August 15, 2005	By:	/s/ Terry W. Hamann
Terry W. Hamann, President and Chief Executive Officer

	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, Chief Financial Officer