Form 10KSB
period 2005-09-30
TREATY OAK BANCORP INC
filed 2005-12-29
CIK 1276130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Yes ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The issuer’s revenues for its most recent fiscal year were approximately $2,388,000.

The aggregate market value of the common stock held by non-affiliates, based upon the price at which the common stock was sold as of October 14, 2005, was $12,480,958.

The number of shares outstanding of common stock as of the close of business of December 5, 2005 was 2,629,743 $0.01 Par Value Common Stock.

Transitional Small Business Disclosure Format (Check One):     Yes ☐; No ☒

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

Part I.

Item 1.	Description of Business

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holder

Part II.

Item 5.	Market for Common Equity Holders

Item 6.	Management’s Discussion and Analysis

Item 7.	Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures

Item 8B.	Other Information

Part III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits

Item 14.	Principal Accountant Fees and Services

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

i

Part I

Item 1.                                                        Description of Business

Overview

Holding Company

Treaty Oak Bancorp, Inc., (the “Company,” “we,” “us,” or “our” hereafter) was incorporated under the laws of the State of Texas on November 18, 2003. Our organizing shareholder was Treaty Oak Holdings, Inc. (“Treaty Oak Holdings”), a corporation incorporated under the laws of the state of Texas on August 8, 2002.  Presently our primary business is to own and manage our wholly-owned banking subsidiary, Treaty Oak Bank, which is a Texas state-chartered banking association (the “Bank”).  On December 30, 2004, we acquired a 47.5% ownership interest in PGI Equity Partners, LP, a real estate investment partnership that owns and manages the property where we maintain our principal offices.

We chose a holding company structure because we believe this structure provides flexibility in accommodating our business objectives. For example, we may assist the Bank in maintaining its required capital ratios, or increasing its legal lending limits, by borrowing money and contributing the proceeds to the Bank as primary capital. Additionally, under provisions of the Gramm-Leach-Bliley Act, if we elect to be a financial holding company, we may engage in activities that are financial in nature or incidental or complementary to a financial activity, including merchant banking activities, in which the Bank would be prohibited from engaging. Although we do not presently intend to engage in these financial activities, we would be able to do so without notice to or a filing with the Federal Reserve if we believed that there is a need for these services in our market area, that we can be successful in these activities, and that these activities would be profitable.

We completed our initial public offering, pursuant to a registration statement that was declared effective by the SEC on May 7, 2004.  We accepted additional subscriptions, as permitted by SEC regulations, based upon management’s conclusion that the additional capital would benefit us with the creation of a reserve greater than initially anticipated.  We settled the final pending subscription agreement on March 11, 2005, having accepted 1,582,987 shares for a cumulative capital total of $13,186,282.

The principal purpose of the offering was to raise additional capital required to relocate the main office of the Bank from Texline, Texas to Austin, Texas following our acquisition of the Bank and to fund operations related to our expansion into the Austin, Texas market.

Bank

Following our acquisition of Texline State Bank and the subsequent name change, we shifted our primary focus from agricultural and residential real estate lending in Texline, Texas to commercial (including practice loans for professionals such as doctors and dentists) and real estate loans (including interim construction and commercial real estate loans) in the Austin, Texas market. The branch in Texline has continued to focus primarily on agricultural lending.  As of September 30, 2005, Treaty Oak Bank had total assets of approximately $55,903,000 and total deposits of approximately $46,908,000.

When we opened the Austin offices of the Bank, our goal was to return a high level of personal service and personal contact to our banking relationships.  Our management has accomplished this by:

•                                          demonstrating that banking can be built on interpersonal relationships and still be profitable, by capitalizing on our relationships in the community to build our loan and deposit base;

•                                          creating a bank driven by client needs and expectations by training our staff and establishing policies and reward systems that are driven by client feedback;

•                                          using technology to enhance the relationship between the Bank and its clients instead of replacing that relationship by providing technology solutions to banking while maintaining a strong commitment to personal service and a personal banking relationship with our private bankers;

•                                          empowering clients through education by providing both programs and printed information designed to increase our clients’ awareness both of banking opportunities and of general financial matters; and

•                                          facilitating an open dialogue between clients and our staff by creating both a physical and emotional atmosphere conducive to communication between staff and clients.

We attempt to differentiate ourselves from other banks in our market area by delivering a high degree of personal service combined with a suite of products and capabilities comparable to that offered by much larger banks, all within a neighborhood community bank. We empower our employees with both the authority and the responsibility to ensure that each client’s needs are addressed in a timely and satisfactory manner. We measure our success in the relationships we have developed with our clients by their referrals to us and by their feedback about their experiences with us and with our staff.

On June 28, 2005, the Bank acquired a 50% ownership interest in Treaty Oak Mortgage, LLC (“Treaty Oak Mortgage”), which offices in the same building that the holding company and the Bank occupy.   Treaty Oak Mortgage is a mortgage broker focused primarily on a wide range of residential lending products which compliment our own products and provide a greater degree of residential mortgage flexibility than our clients might have with us.  Treaty Oak Mortgage current operates in thirty-eight states.  We do not have a controlling financial interest in Treaty Oak Mortgage and it is therefore not included in our consolidated results of operations.

Regulatory Matters

Prior to our acquisition of Texline State Bank, it had incurred losses and experienced an increase in the level of classified and nonperforming assets, primarily attributable to its former branch in Houston, Texas.  As a consequence, following an examination of Texline State Bank by the Federal Deposit Insurance Corporation (FDIC), Texline State Bank voluntarily entered into a Memorandum of Understanding dated August 10, 2001, with the FDIC and the Texas State Banking Commissioner, which placed certain restrictions on Texline State Bank’s activities and imposed additional reporting obligations upon Texline State Bank.  These restrictions remained in place following the acquisition.

In November, 2004, the FDIC conducted an examination of the Bank and met with the Bank’s management and Board of Directors concerning the examination. On January, 31, 2005, the FDIC issued its final report of the Bank’s examination.  As a result of management’s efforts, the Memorandum of Understanding was lifted; however, it was replaced by a new Memorandum of Understanding specifically addressing compliance with the provisions of the Bank Secrecy Act (BSA) and the USA PATRIOT Act, as well as directives to the Bank for the implementation of an internal audit program, including provisions for audit of the Information Technology (IT) function.

In February 2005, Treaty Oak Bank agreed to the new MOU, which was executed effective March 3, 2005.  Prior to March 31, 2005, the Bank had addressed all of the issues identified in the new MOU.  At the follow-up review of the Bank in March, 2005, conducted jointly by the FDIC and the Texas Department of Banking, the on-site examiners deemed the Bank’s actions to date with regard to the new MOU to be “satisfactory.”  The Bank was later advised by the FDIC in a letter dated April 25, 2005, to discontinue the submission of quarterly responses to the MOU based upon “noted progress” in addressing the issues cited. Management believes the Bank is in compliance with the terms of the MOU.

Primary Clients and Markets

In the Austin area, the Bank concentrates on small and middle market businesses and individual clients with net worth in excess of $1,000,000.  The Bank’s Texline branch continues to concentrate its efforts primarily in agricultural lending.  We believe that the diverse nature of customers in the target markets provides a varied client base and allows the Bank to spread lending risk over different industries.  We plan to open additional branches through internal growth and capital expansion, but do not compete on a retail basis with the large national banks that have branches located in and around Austin.

Banking Operations

Our core services include traditional banking activities, such as personal and commercial deposit accounts and loans, as well as finance, consulting, and treasury services. Ancillary services include notary services, safe deposit boxes, cashiers’ checks and money orders, traveler’s checks, wire transfers, and other services.

The Bank is an active business lender, with approximately 36% of its total loans as commercial loans, 48% as residential, commercial and construction real estate loans,  and the balance in agricultural and personal lending. The Bank’s primary targeted businesses are those requiring aggregate loans in the $100,000 to $10,000,000 range. The Bank offers business-oriented banking products and services, including the following:

•                                          commercial loans for businesses to finance internal growth, acquisitions, and working capital needs;

•                                          real estate and construction loans;

•                                          cash management services, including on-line banking; and

•                                          remote deposit opportunities and other business services.

The Bank anticipates providing commercial trust and escrow services in the future.

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

Business Strategies

Our primary objective is to take advantage of expansion opportunities while maintaining efficiency and individualized client service using the following strategies:

•                                          Developing Middle Market Commercial and Private Client Banking.

•                                          Developing Mutual Referral Relationships with Organizations Offering Complimentary Services.

•                                          Increasing Loan Volume and Diversifying Loan Portfolio.

•                                          Expanding Operations.

We continue to develop systems and train personnel to deliver the level of banking experience that is the cornerstone of our business. We market through a series of established relationships, including current clients, investors, friends, and business partners of our advisors and directors. By working with community and business leaders, we are developing a bank that is an integral part of the community. We endeavor to create professional relationships with individuals and businesses that complement our client base.

We are forecasting the opening of new offices as part of our expansion, with the first two branches located on Barton Creek Boulevard and in the Marble Falls area expected to open in the summer and fall of 2006, respectively.  Given the number of banks and bank branches in the Austin, Texas market, the success of electronic banking services, courier services and other remote banking alternatives that we provide our clients, and our desire to maintain our levels of service, we carefully review both the location of branch proposals and the timing of their opening when planning for expansion.

Services

Deposit Services

The Bank offers a traditional mix of deposit accounts. Rates and terms are set by the Bank’s senior management team with input and guidance from our Asset/Liability Committee (ALCO), and are continually updated based on market conditions. We strive to create a stable, low-cost base of deposits through personalized offerings and high levels of client service.

The Bank also offers a variety of other types of accounts, including:

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

Lending Services

Our lending practices work to meet the credit needs of small to medium-sized business. These loans will include lines of credit, term loans, home equity products, construction loans and commercial real estate loans for owner-occupants. Our loan portfolio relies on the commercial and consumer credit experience of the loan committee and primary servicing officers.

The Bank’s credit standards include consideration of the following:

•                                          historical and projected financial information;

•                                          strength of management, including the experience and character of the principals;

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

Interest rates of the Bank’s variable rate loans fluctuate with a predetermined indicator, such as the United States prime rate or the London Inter-Bank Offered Rate. Variable rates help to protect the Bank from risks associated with interest rate fluctuations since the rates of interest earned by the Bank automatically reflect those fluctuations. Our expectation is to retain a loan portfolio consisting of approximately 90% or more variable rate loans.

Internet Services

Our service strategy is enhanced through the Internet. We believe the Bank’s Internet client demographics parallel those of the general Internet population. Our website, TreatyOakBank.com, provides a complete line of deposit services.  Customers are able to view multiple accounts, transfer funds between related accounts, view statements, send and receive messages, pay bills and other traditional online services.

We have contracted with third party vendors to provide both basic computer systems and advanced security measures. All banking transactions are encrypted and routed behind the security system. Clients are able to access the Bank’s services through any Internet service provider by means of a secure Web browser.

Mortgage Services

In June, 2005, following authorization from the Texas Department of Banking, Treaty Oak Bank acquired the 50% interest in Treaty Oak Mortgage, LLC from Treaty Oak Financial Holdings, Inc. for $1,000.00.  Treaty Oak Mortgage is a full service mortgage brokerage offering an array of residential mortgage products. Under the conditions to acquire granted by the Texas Department of Banking and its Amended and Restated Limited Liability Company Regulations, Treaty Oak Mortgage is managed on a day-to-day basis by its officers, but all decisions are ultimately under the control of the Bank to ensure that the mortgage operation does not inadvertently engage in a service or activity inconsistent with state banking regulations.

Other Services

We provide other incentives and benefits to our customers, including the following:

•                                          Rebates of ATM fees paid at most ATM machines throughout the United States;

•                                          Courier service to pick up non-cash deposits from banking clients who have achieved a specific level of relationship profitability;

•                                          Correspondent relationships, which allow customers to use the correspondent’s locations to make deposits;

•                                          The ability to “link” multiple accounts of different but related Bank clients for the calculation of overall relationship profitability; and

•                                          Extended banking hours.

Related Services

Treaty Oak Bank shares its location with several formerly affiliated service firms with whom business is cross-referred.  Included in these firms is Hamann, Ernstmeyer & Williamson, P.C., which was formerly a related party, through the interest in this firm owned by our CEO Terry W. Hamann.  Mr. Hamann’s interest in the firm was reduced to 5% in March 2005, and his remaining interest was redeemed in November 2005.   These firms provide services that include:

•                                          tax planning and tax return preparation for both individuals and businesses;

•                                          financial planning for both individuals and businesses, including retirement plan implementation;

•                                          business consulting and advisory services, including business valuations;

•                                          insurance services for both individuals and businesses;

•                                          estate planning;

•                                          asset management;

•                                          investment advisory services; and

•                                          bookkeeping, payroll and related services.

Real Estate Activity

On December 30, 2004, we purchased a 47.5% Class D limited partnership interest in PGI Equity Partners, LP, a real estate investment company that owns and manages the property where the holding company offices and the Bank are located.  This limited partnership collects rental receipts from the tenants of the building and pays the expenses associated with the maintenance of the building and grounds.

Market Analysis

Austin Market

According to U.S. Census Bureau data, the Austin metropolitan area has a population of 1,249,763 with a per capita income of $32,039 and a collective buying power of $29 billion a year. The 2004 median price of homes was $154,700 according to the National Association of Realtors.   Austin has 16,700 small and medium-sized women or minority-owned businesses, which generate $2.4 billion a year in sales.

The presence of the state government in Austin has prompted the growth of supporting industries and professions. Austin is also the home of the main campus of the University of Texas and half a dozen smaller colleges and universities, which gives Austin an unusually well-educated population and a steady supply of new workers.

The southwest area of Austin, Texas where our headquarters offices is located in a market with over 2,000 small businesses, and a rolling six-month average price for homes is $583,201. According to U.S. Census Bureau data, 60% of all adults in the area have at least a bachelor’s degree and are professionals or executives. The average household size is 3.1 people, and the annual retail consumer deposit base is $1 billion a year.

We estimate that the diverse and innovative businesses in this target community generate between $900 million and $1.5 billion per year in sales.  According to a study by the American Bankers Association, the primary reason a small business leaves a bank is poor service and we believe the acceptance we’ve received from our market area is reflective of the satisfaction of our customers with our service.

Competition

The banking business in our primary market area has become increasingly competitive over the past several years, and we expect the level of competition to continue to increase. We compete with some of the largest banking organizations in the state and the country. In addition, we face competition from other financial institutions, such as federally and state-chartered savings and loan institutions, and other lenders engaged in the business of extending credit or taking investment monies, such as consumer finance companies and mutual funds. Our competitors also include well-capitalized local banks, branches of large regional or national banks, and state-regulated entities offering bank-like services and products. In addition, there are also quasi-banking institutions, such as credit unions and brokerage houses that may compete with us. These types of competitors have the ability to make loans, issue credit cards, cash checks, conduct wire transfers, and mimic most other banking functions.

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

Despite the competition in our target markets, we believe that we have certain competitive advantages that distinguish us from our competition. We believe the Bank competes effectively with other financial institutions by emphasizing client service, technology, and responsive decision-making, and by building long-term client relationships based on products and services designed to address clients’ specific needs. We offer customers modern banking services without forsaking community values such as prompt, personal service and friendliness. We offer personalized services and attract customers by being responsive and sensitive to their individualized needs. One of our principal competitive advantages is our local decision-making process as opposed to electronic, remote, or out-of-market decisions. We believe our approach to business builds goodwill among our customers, shareholders, and the communities we serve that will result in referrals from shareholders and satisfied customers.

We also believe that our experienced management team serves as a competitive advantage. Our president, Jeff Nash, has more than 25 years of financial, operational, and leadership experience. Tony White, our Texline Branch President, has more than 20 years experience lending to the agriculture industry.  Likewise, our senior credit officer, senior lender and chief financial officer all have in excess of 20 years of banking experience.  In addition, our Board of Directors has been chosen based upon the members’ financial, legal, and leadership experience and expertise.

Marketing

In addition to our word-of-mouth referral effort from our base of Austin area shareholders, the Bank also markets directly through traditional marketing techniques including:

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

The Bank also receives business opportunity through an ongoing synergistic relationship with our former affiliate Treaty Oak Financial Services, in addition to other strategic and complementary services organizations.

Employees

We have a total of 21 full time employees, 20 of whom are employees of the Bank.  Of those, 14 are employed at the Austin headquarters, and six are employed in Texline, Texas.

Supervision and Regulation

The following is a summary description of the relevant laws, rules and regulations governing banks and bank holding companies.  The descriptions of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete.  The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

The primary goals of the banking regulatory design are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the banking industry. The system of supervision and regulation applicable to us and our banking subsidiary establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the bank’s depositors, and the public, rather than the shareholders and creditors. The following is an attempt to summarize some of the relevant laws, rules, and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules, and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

Change in Bank control.  Subject to various exceptions, the Bank Holding Company Act and the “Change in Bank Control Act of 1978,” together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to our Company, control is reputably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

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

Capital adequacy.  In 1990, the federal banking regulators promulgated capital adequacy regulations to which all national and state banks, such as the Bank, are subject. These requirements are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed previously. At September 30, 2005, Treaty Oak Bank was “well-capitalized” and had a total risk-based capital ratio of 19.03%, a Tier I risk-based capital ratio of 18.36%, and a leverage capital ratio of 14.65%.

Prompt Corrective Action.  Banks are subject to restrictions on their activities depending on their level of capital. The Federal Deposit Insurance Corporation’s “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of 6% or more, and a leverage ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a core capital ratio of 4% or more, and a leverage ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of 3% or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a core capital ratio of less than 4%, or a leverage ratio of less than 4%. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than 6%, a core capital ratio of less than 3%, and a leverage ratio of less than 3%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to 2%. In addition, the Federal Deposit Insurance Corporation has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. Based on the foregoing classifications, Treaty Oak Bank was “well-capitalized” at September 30, 2005.

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

Community Reinvestment Act.  Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the needs of its entire community, including low- and moderate-income neighborhoods served by the Bank. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community. On a periodic basis, the Federal Deposit Insurance Corporation is charged with preparing a written evaluation of the Bank’s record of meeting the credit needs of the entire community and assigning a rating. The bank regulatory agencies will take that record into account in their evaluation of any application made by the Bank or the Company for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. An “unsatisfactory” Community Reinvestment Act rating may be used as the basis to deny an application. In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a Community Reinvestment Act rating of at least “satisfactory”. Treaty Oak Bank was last examined for compliance with the Community Reinvestment Act on May 3, 2005, and received a rating of “satisfactory.”

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

The Bank amended its Bank Secrecy Act Policy to include the provisions of the USA PATRIOT Act, including specific steps employed to properly identify individual customers and an enhanced due diligence program to identify suspicious activity of individual customers. Separate files are maintained to segregate identification records from other banking information. In addition, the Bank uses ancillary products to its core processing system that permit the identity of new customers to be immediately verified at account opening, as well as compare the new customer’s information against lists of known terrorist or money laundering individuals and organizations.

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

On October 31, 2002, the Federal Reserve issued a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B of the Federal Reserve Act, which are intended to protect insured depository institutions from suffering losses arising from transactions with affiliates. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by bank and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

Item 2.                                                        Description of Property

Our principal offices and the main location of the Bank are located at 101 Westlake Drive, Austin, Texas 78746, where we lease approximately 8,000 square feet of a renovated office building.  The property is subject to a mortgage secured under a deed of trust with Prudential Mortgage Capital Company, LLC in the principal amount of $2.7 million at September 30, 2005.  We acquired a 47.5% Class D limited partnership interest in the firm that owns and manages the property on December 30, 2004.

The Bank’s Texline branch, Texline State Bank, is located at 111 N. 2nd Street, Texline, Texas 79087.  The Bank owns the 2,817 square foot building in which our Texline branch is located.

Item 3.                                                        Legal Proceedings

NONE.

Item 4.                                                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter and the year ended September 30, 2005.

Part II

Item 5.                                                           Market for Common Equity and Related Shareholder Matters

General

Our common stock is traded on the OTC Bulletin Board, under the symbol “TOAK.”  The shares have been traded since October 1, 2004, though to date trading activity has been limited with the most recent transaction selling at $8.50 per share on October 14, 2005.  The initial public offering of our stock that closed September 30, 2004, priced our common stock at that time at $8.33 per share.  The following table sets forth, for the periods indicated, the high and low sales prices for the common stock since October 1, 2004:

	High	Low
2005
First Quarter ended December 31, 2004	8.33	8.33
Second Quarter ended March 31, 2005	8.85	8.33
Third Quarter ended June 30, 2005	8.85	8.85
Fourth Quarter ended September 30, 2005	8.65	8.33

2006
First Quarter (1)	8.50

(1) As of December 5, 2005	8.50

The quotations reflect inter-dealer prices without retail markups, markdowns or commissions and do not necessarily represent actual transactions.  The quotations were derived from the Electronic Quotation and Trading System for OTC Securities.

On December 5, 2005, the last reported sales price for the common stock on the OTC Bulletin Board was $8.50 per share.  As of December 5, 2005, we had 485 holders of record of our common stock.

The Company’s registrar and transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York, 10004.

Dividends

We have never declared or paid any dividends on our capital stock. We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon regulatory requirements, and our results of operations, financial condition, and capital requirements, among other factors. We expect initially to have no material source of income other than dividends that we receive from the Bank. Therefore, our ability to pay dividends to our shareholders will depend on the Bank’s ability to pay dividends to us. The Board of Directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods. Accordingly, we do not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends, and the Bank is currently restricted from paying dividends for at least three years from the date of acquisition of Texline State Bank as a condition of our regulatory approval.

Equity Compensation Plan

On January 19, 2004, the 2004 Stock Incentive Plan (the “Plan”) was adopted by our Board of Directors for the purpose of providing eligible persons in the Corporation’s service with the opportunity to acquire or increase their proprietary interest in the Corporation as an incentive for them to remain in such service.  The Plan initially set aside 500,000 shares of our common stock.  The number of shares of common stock available for issuance under the Plan automatically increases on the first business day of January each calendar year during the term of the Plan by an amount equal to two percent (2%) of the total number of shares of Common Stock outstanding on the last business day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 100,000 shares.  At September 30, 2005 there were a total of 203,800 options outstanding, 552,177 total shares allocated to the Plan and 348,377 shares available for issuance.

Use of Proceeds from Sales of Registered Securities

On May 7, 2004, the Securities and Exchange Commission declared our Registration Statement on Form SB-2 (File No. 333-112325) related to our initial public offering effective.  In addition, on October 22, 2004, we filed a Form SB-2MEF under Rule 462 registering additional shares of common stock and warrants to purchase our common stock under our public offering.  We registered a total of 1,944,000 shares of our common stock, of which 324,000 shares are issuable under registered common stock warrants.  We accepted subscriptions for 1,582,987 shares of our common stock under the offering and have received net offering proceeds (after deducting offering expenses) of approximately $11.9 million.

From the offering proceeds, we paid our organizing shareholder and affiliate, Treaty Oak Holdings for reimbursement of expenses and advances on our behalf in connection with our offering and repayment of the amount due under a convertible promissory note.  Treaty Oak Holdings owns approximately 39% of our common stock.  We contributed to the capital of the Bank and paid operating expenses including repayment of certain costs previously paid by Treaty Oak Holdings.  We also repaid principal and interest under unsecured promissory notes issued in connection with the purchase price of the Bank, and have paid ongoing operating expenses.  These payments are summarized in the table below:

As of
09/30/05
Gross proceeds from sale of shares	$13,186,282
Amounts receivable as of December 31, 2004	—
Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	(507,302)
Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	(1,015,332)
Contribution to the capital of the Bank	(7,500,000)
Payments to directors and officers (bonuses and directors’ fees)	(161,837)
Payments to officers (salary and benefits)	(216,495)
Other payments to affiliates for services	(105,310)
Limited partnership investment in affiliated limited partnership	(950,000)
Repurchase of shares issued	(50,005)
Payment of additional operating expenses (estimated)	(590,166)
Remaining net proceeds	$1,314,835

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

Item 6.                                                        Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Introduction

Treaty Oak Bancorp, Inc., a Texas corporation, is a bank holding company headquartered in Austin, Texas. We own all of the outstanding shares of Treaty Oak Bank (the “Bank”), which was acquired on March 9, 2004.  As a result, for comparative purposes, for the year ended September 30, 2004, results of operations include activity for the Bank only for the period beginning March 9, 2004 through September 30, 2004, while for the year ending September 30, 2005, operations for the full fiscal year are included.  In addition, Treaty Oak Bancorp, Inc. acquired a Class D limited partnership interest in PGI Equity Partners, LP on December 30, 2004.  For comparative purposes, for the year ended September 30, 2005, results of operations include activity for PGI Equity Partners, LP for the period beginning December 31, 2004 and ending September 30, 2005.  Treaty Oak Bank acquired a 50% membership interest in Treaty Oak Mortgage, LLC, on June 30, 2005.  For comparative purposes, results of operations include our proportionate share of income from the operations of Treaty Oak Mortgage, LLC since June 30, 2005.

Plan of Operation

General

In Austin, given its greater growth potential, we are focusing the majority of our efforts on growing a community-oriented bank out of our headquarters in the leased facility that we occupy at 101 Westlake Drive (at Bee Cave Road), Austin, Texas 78746. The Bank occupies approximately 8,000 square feet in the building and has executed, effective June 1, 2004, a 15-year lease with options to renew for up to an additional 10 years.  Further, we have subleased an additional 1,000 square feet in the same building, effective October 1, 2004, under the same terms, for our corporate offices.  Our locations serve two disparate markets.  In Texline, Texas the majority of business is agricultural and agriculturally related.  We continue to service that community and anticipate that activity in Texline will remain constant. We have a total of 21 full-time employees, 20 of whom are employees of the Bank.  Of those, 14 are employed at the Austin headquarters and 6 are employed in Texline, Texas.

Where required in the preparation of our financial statements in accordance with generally accepted accounting principles estimates are made by management to present fairly our financial condition. The notes to our Consolidated Financial Statements, included herein, describe our significant accounting policies including the use of estimates by noting that the preparation of our financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the period. Accordingly, actual results could differ from those estimates.

Estimates made in preparation of the financial statements included herein are the estimates of management including management of the Bank. Although we believe that the estimates used lead to the fair presentation, in all material respects, of the financial statements for the Company, accounting estimates could have a material effect on our financial results. While we use estimates to record items such as prepaid expenses, accrued expenses, accrued taxes and similar items, we do not believe that any of these estimates are material, or that they could lead to a material misstatement in the financial statements.

Our critical estimates are centered in three areas: the treatment of certain loans, the allowance for loan losses, and goodwill and other intangibles.  Each of these estimates generally relates to the operations of the Bank.

Estimates as they relate to loans

When a loan is considered to be “impaired,” management has concluded that based upon current information and events, we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Management’s conclusions regarding the status of a loan are estimates. Management then chooses the method by which this loan will be accounted for from one of three methods: (1) The loan is accounted for at the net present value of expected future cash flows, discounted at the loan’s effective interest rate, (2) the observable market price of the loan or (3) at the fair value of the collateral if the loan is collateral dependent. The impact of such method and the underlying estimate of classification varies, dependent upon which of these approaches is deemed to be appropriate for the loan. Each of these methods essentially revalues the underlying loan and the difference between the carrying value and the calculated loan value is included in the Allowance for Loan Losses. Depending upon the number of loans subject to revaluing and the amount charged-off, this could create a material additional charge to the Provision for Loan Loss expense. In each case, management uses its best efforts to evaluate problem loans and provide adequately for their collectibility based on all the facts available. However, the under or over valuing of loans could materially affect our performance and financial condition. The actual results of collection efforts, regardless of the method selected, could vary significantly, thereby impacting reported earnings, reserves and asset values.

Estimates as they relate to the allowance for loan losses

The “allowance for loan losses” is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management, in its best estimate, believes will be adequate to absorb estimated losses inherent in the loan portfolio. There are generally two components utilized to determine the allowance for loan losses.  The first is a specific allocation determined in the evaluation of criticized loans identified by management and deemed to be “impaired” or “troubled.”  The second component is a general allocation based upon the perceived risk associated with the individual loan,  Changes in economic conditions, collateral valuations, or other factors that could impact a borrower’s ability to repay, or the underlying value of collateral securing loans, might result in actual losses that could be greater or less than the allowance for losses established by management, in turn resulting in additional charges against earnings or a recovery that would positively impact earnings.

Failure of management to adequately reserve against future losses could materially affect the Bank’s financial condition and performance and, therefore, our financial condition and performance. Likewise, an excessive reserve could also materially affect our performance and condition. Management does not believe that they have selected any methods that would result in a material difference in the presentation of the financial statements over the methods employed in the current periods. Further, management does not believe that the use of any alternative estimates in the financial statements would have differed materially from financial statements as presented.

Estimates as they relate to goodwill

In addition to the two critical estimates discussed above, we also used estimates in evaluating certain intangible assets including the goodwill recorded as part of the acquisition transaction.  Management periodically reviews goodwill (and other similar intangibles) to determine whether a decline in value exists which requires a charge to earnings and a reduction to the net goodwill reflected on the statement of financial condition. Under SFAS 142, an intangible asset with an indefinite useful life is tested for impairment at least annually and more frequently if circumstances indicate that the asset could be impaired. To test for impairment, the fair value of the asset is compared to its carrying amount and if the fair value is less than its carrying value, we will recognize an impairment loss. If the fair value exceeds the carrying amount, no increase in the carrying amount is recorded. In addition, if following the recognition of impairment loss, the fair value increases back to or in excess of the carrying amount prior to the recognition of the loss, no reversal of the impairment is recorded.

A two-step impairment test is normally used to identify potential goodwill impairment.  The first step compares the fair value of the acquired net assets with its carrying amount, including goodwill.  If the fair value of the acquired net assets exceeds its carrying amount, goodwill is considered not impaired, thus the second step of the impairment test is unnecessary.  The fair value of the acquired net assets refers to the amount at which the net assets as a whole could be bought or sold in a current transaction between willing parties.

A detailed determination of the fair value of acquired net assets may be carried forward from one year to the next is all of the following criteria have been met:

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

The fair value of the Texline operations was appropriately considered when purchased on March 9, 2004 and all of the preceding three criteria have been met.  Further, there has been no material departure from the projected operating results prepared by management in conjunction with the preparation of the overall plan of operations based upon the actual opening date in Austin, Texas.  Therefore, management has determined that no impairment to goodwill has occurred as of September 30, 2005.

Other Estimates

In addition to the three critical estimates discussed above, the Company also uses estimates in the valuation of Other Real Estate Owned (“OREO”) and other repossessed assets. While in larger banks this estimate could be significant, the Bank does not generally have material amounts of these assets. When the Bank forecloses on real estate, it seeks a third party assessment of the asset value, and if available, an appraisal, generally from a real estate broker familiar with the area. In addition, the Bank uses its best efforts to value other foreclosed assets. While the Bank has experienced write-downs of these values in the past, these adjustments have not been material and do not materially impact the Bank’s financial performance. As of September 30, 2005, and September 30, 2004, the Bank held zero assets in OREO.

Results of Operations

General

The following discussion analyzes the results of our operations for the years ended September 30, 2004, and September 30, 2005.  For the fiscal year ending September 30, 2005, results of operations includes the accounts of the Company, the Bank and the results of operations of PGI Equity Partners, LP, since its acquisition on December 31, 2004.  References to the “Bank” in this review concerning the operating performance for fiscal year ended September 30, 2004, of Treaty Oak Bank (formerly Texline State Bank) reflect results of operations since its acquisition on March 9, 2004 until September 30, 2004, and for the full fiscal year ended September 30, 2005.

Net Income—General

Our fiscal year ends on September 30.  The net loss for the year ended September 30, 2005, was $1,737,000, compared to a net loss of $1,933,000 for the fiscal year ended September 30, 2004.  The expenses associated with the acquisition of Texline State Bank and the start-up of operations in Austin, Texas accounted for substantially all of the losses for fiscal ended September 30, 2004, and the continued start-up nature of the operations in Austin accounted for substantially all of the losses for the fiscal year ended September 30, 2005.  We acquired a 50% interest in Treaty Oak Mortgage, LLC, on June 28, 2005, for $1,000.  We have recorded income with respect to that interest of $6,000 for the fiscal year ended September 30, 2005.

Our profitability depends primarily on net interest income, which is defined as the difference between total interest earned on interest earning assets (investments and loans) and total interest paid on interest bearing liabilities (deposits, borrowed funds). Our net income is affected by its provision for loan losses, as well as other income and other expenses. The provision for loan losses reflects the amount considered to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of service charges on deposits, gain on sale of loans, and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, supplies, and other operating expenses.

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

Net Interest Income

For the fiscal year ended September 30, 2005, our net interest income was $1,433,000 compared to $348,000 for fiscal year ended September 30, 2004.  Net interest income for the year ended September 30, 2004 resulted primarily from the interest earned and interest expensed between the date of acquisition of Texline State Bank (March 9, 2004) and the end of that fiscal year.  Net interest income for the year ended September 30, 2005 was impacted by the amortization of direct loan origination costs for the year of approximately $35,000.

For the comparative periods of September 30, 2005, and September 30, 2004, the average rate on interest-bearing liabilities declined 24 basis points, from 2.56% to 2.32%, while the average rate on interest bearing assets decreased 125 basis points from 7.88% to 6.63% during the same period.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets, and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. The averages are computed using the daily averages for each item noted. Yields are reflected on an annualized basis.

	Fiscal Year Ended September 30, 2005			Fiscal Year Ended September 30, 2004
	Average Balance	Interest(2)	Yield/ Rate	Average Balance	Interest(2)	Yield/ Rate
Interest Earning Assets:
Loans(1)	$18,281,000	$1,700,000	9.30%	$8,667,000	$447,000	9.58%
Taxable investment securities	3,797,000	131,000	3.45%	479,000	7,000	2.92%
Federal funds sold	7,997,000	160,000	2.00%	1,764,000	13,000	1.47%
Interest bearing deposits with other banks	2,659,000	63,000	2.37%		1,000
Federal Home Loan Bank Stock	212,000	7,000	3.30%	209,000	3,000	2.87%
Total interest earning assets	32,946,000	2,061,000	6.25%	11,119,000	471,000	7.88%
Non-interest earning assets	9,571,000			3,534,000

Total Assets	$42,517,000			$14,653,000

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$11,928,000	$184,000	1.54%	$1,156,000	$4,000	0.69%
Savings deposits	461,000	3,000	0.65%	417,000	1,000	0.48%
Time Deposits	9,437,000	295,000	3.12%	6,111,000	77,000	2.52%
Short-term borrowings	44,000	2,000	4.54%	1,916,000	41,000	2.87%
Property mortgage and long term borrowings	2,776,000	144,000	5.19%
Obligations under capital lease	0	0	0.00%	2,000	0	0.00%
Total interest bearing liabilities	24,646,000	628,000	2.55%	9,600,000	123,000	2.56%
Demand deposits—non-interest bearing	6,320,000			2,183,000
Other non-interest bearing liabilities				582,000
Shareholders’ equity	11,551,000			2,286,000
Total liabilities and shareholders’ equity	$42,517,000			$14,653,000

Net interest income		$1,433,000			$348,000

Interest rate spread(3)			3.70%			5.32%
Net interest margin(4)			4.38%			3.12%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan fees of $93,000 for the fiscal year ended September 30, 2005 and $31,000 for the fiscal year ended September 30, 2004.

(3)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)                                  Net interest margin represents net interest income as a percentage of average interest earning assets.

Volume, Mix and Rate Analysis of Net Interest Income

The following table presents the extent to which changes in volume, changes in interest rates, and changes in the interest rates times the changes in volume of interest earning assets and interest bearing liabilities affected the Bank’s interest income and interest expense during the periods indicated. Information is provided on changes in each category due to (1) changes attributable to changes in volume (change in volume times the prior period interest rate), (2) changes attributable to changes in interest rate (changes in rate times the prior period volume), and (3) changes attributable to changes in rate/volume (changes in interest rate times changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate:

	Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004			Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans	895	358	1,253	447	0	447
Taxable investment securities	115	9	124	7	0	7
Federal funds sold	128	19	147	13	0	13
Interest bearing deposits in banks	62	0	62	1	0	1
Federal Home Loan Bank stock and other	0	4	4	3	0	3

Increase (decrease) in interest income	1,200	390	1,590	471	0	471

Interest Bearing Liabilities:
NOW and money market deposit accounts	180	0	180	4	0	4
Savings deposits	0	2	2	1	0	1
Time deposits	119	99	218	77	0	77
Short term borrowings	(73)	34	(39)	41	0	41
Long term borrowings	144	0	144

Increase (decrease) in interest expense	370	135	505	123	0	123

Increase (decrease) in net interest income	830	255	1,085	348	0	348

Other Income

For the fiscal year ended September 30, 2005, other income increased $293,000 from $34,000 recorded for fiscal year ended September 30, 2004, to $327,000. The majority of the increase for the fiscal year ended September 30, 2005 related to the acquisition of an ownership interest in PGI Equity Partners, LP the partnership that owns and manages the property where the Company’s offices are located, and subsequent recognition of rental income.

Other income for the Bank for the fiscal year ended increased $71,000 to $105,000 from $34,000 for the prior fiscal year ended September 30, 2004.

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

For the fiscal year ended September 30, 2005, the provision for loan losses was $130,000, compared to $95,000 for the fiscal year ended September 30, 2004.  For the fiscal year ended September 30, 2005, we charged off $85,000 in commercial and consumer loans and had recoveries of loans previously charged off of $15,000 for net charge-offs of $70,000. For the fiscal year ended September 30, 2004, we charged off $65,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $21,000 for net charge-offs or $44,000.  These factors combined increased the Allowance for Loan Losses to $277,000, or 0.77% of the portfolio at September 30, 2005 from $217,000, or 2.13% of the portfolio at September 30, 2004.  This amount represents management’s best estimate of loss potential in the portfolio based upon known risk factors.

The increase in the Allowance for Loan Losses during the period ended September 30, 2005, resulted from a variety of factors.  The Bank was not open for operations in Austin until September 10, 2004, although it began processing loans in Austin in June 2004.  We, therefore, have a limited operating history in Austin upon which to base an experience rate for the Austin loan portfolio.  For the fiscal year ended September 30, 2005, we did not experience any loan loss from our Austin loan portfolio.  As a result, and based upon improvement in the quality of the loan portfolio in Texline, we assess the adequacy of its Allowance for Loan Losses and its Provision for Loan Losses on a quarterly basis.  In July 2005, a revised methodology was adopted by which it assesses these measures of credit quality that further stratifies its loan portfolio and assigns a percentage estimate of probable loan losses by grade classification for extensions of credit where a specific reserve is not calculated.  We continue to assign a specific estimate of loan loss exposure for credits specifically identified as having loss potential.

Non-Interest Expenses

For the fiscal year ended September 30, 2005, salaries and employee benefits were $1,793,000 compared to $1,072,000 at September 30, 2004. Fiscal year ended September 30, 2005, represents the first full year of the Bank’s operations in Austin and includes salary and benefits for the Bank of $1,240,000.  Bank salaries and benefits for fiscal 2005 include credit adjustments for compensation relating to the costs of loan origination of approximately $67,000.  In addition, the Company awarded bonuses to employees and directors in the amount of $189,000. Stock based compensation recognized in fiscal year 2005 was approximately $4,000 related to the recognition of expense from options issued to non-employees and $98,000 related to services provided to us by non-employees.  Occupancy and equipment expenses for the year were $296,000, of which $240,000 represented rent and related expenses for the leased premises in Austin.  Professional fees paid for accounting and legal services, including regulatory filings and audit services, totaled $291,000 for the fiscal year ended September 30, 2005.

Results for the fiscal year ended September 30, 2004 included $332,400 of non-cash, stock-based compensation recognized in the initial capitalization of the Company.  Further, approximately $300,000 of this compensation was directly related to staff primarily hired for fundraising efforts related to the initial public offering.  Of the remaining

$440,000 of compensation expense, $131,000 related to the Company staff.  Occupancy and equipment related expenses for the year were $121,000, of which $49,000 was rent for the leased premises in Austin and $40,000 was for operating expenses related to the leased premises and the operations of the owned facility in Texline, including depreciation and amortization.  Start-up costs, which included professional fees, other costs of fundraising, marketing and promotional expenses during the start-up phase, certain costs related to the acquisition of Texline State Bank and other holding company expenses through September 30, 2004, were $524,000.

Other expenses for fiscal year ended September 30, 2005 and fiscal year ended September 30, 2004, were $1,015,000 and $503,000 respectively, and included data processing expenses, banking assessments, and the other costs associated with operations.  Other expenses included, marketing and promotional costs for fiscal year ended September 30, 2005, of approximately $84,000, director and committee fees of $50,000 and IT security and software maintenance of $148,000.  Depreciation and amortization expense of $291,000 and the write-off of loan acquisition fees, of $100,000 related to the original mortgage on the building, expensed in conjunction with the refinance combined with other operating expenses of$343,000 accounted for the other operating expenses for the fiscal year ended September 30, 2005.  Other expenses for the fiscal year ended September 30, 2004, included marketing and promotional expenses of $62,000, depreciation and amortization of $15,000, IT security and software maintenance of $8,000, and other expenses of $418,000.

Income Taxes

No federal tax expense has been recorded for fiscal years ended September 30, 2005, and September 30, 2004, based upon net operating losses incurred and carried forward in each of these years.  Based upon the Company’s limited operating history, the federal tax benefit or these losses has been fully reserved against.  Cumulative net operating loss available to carry forward for tax purposes amounted to approximately $3,500,000 as of September 30, 2005, and $1,862,000 as of September 30, 2004.  Of these net operating losses, the losses for the Bank were $721,000 for September 30, 2005, and $1,384,000 for September 30, 2004.  For the years ended September 30, 2005, and September 30, 2004, the Company has recorded $ 26,000 and $18,000 of Texas franchise tax expense respectively based upon the tax on capital at a rate of 0.25%.  Texas franchise taxes based on taxable capital are included in other operating expenses.

Financial Condition

Loan Portfolio

Net loans increased $25,730,000 (258.51%) to $35,683,000 from $9,953,000 between September 30, 2004, and September 30, 2005.  The increase was due primarily to the planned growth in the loan portfolio following the opening of the Austin, Texas main office.  The concentration within the portfolio has shifted in accordance with our business plan from a concentration of agricultural loans to a more diverse portfolio of commercial, residential and construction real estate and commercial loans while still maintaining the level of agricultural lending at the Texline, Texas location.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio:

	At September 30,		At September 30,
	2005		2004
	Amount	Percent	Amount	Percent

Agriculture	$3,261,000	9.0%	$3,444,000	33.9%
Commercial	12,887,000	35.8%	2,316,000	22.8%
Commercial real estate	8,619,000	24.0%	1,030,000	10.1%
Residential real estate	4,524,000	12.6%	2,627,000	25.8%
Construction real estate	4,152,000	11.6%	33,000	0.3%
Consumer and other	2,517,000	7.0%	720,000	7.1%

Gross Loans	35,960,000	100%	10,170,000	100%
Allowance for Loan Losses	(277,000)		(217,000)

Net Loans	$35,683,000		$9,953,000

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Prior to our acquisition of Texline State Bank, it had operated a branch office in Houston, Texas (which was closed in 2002), where a concentration developed consisting of loans secured by one-to-four family residential real estate. Approximately $1,200,000 at September 30, 2005, and $1,800,000 at September 30, 2004, of the Bank’s residential real estate portfolio was comprised of single family residences in Houston. The majority of these loans originated between 1996 and 1998, for 15-year terms, with fixed rates of 8.75% or greater. These loans have five-year call provisions exercisable at the Bank’s discretion.

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

Loan Maturities

The following table presents the contractual maturity ranges for agricultural, commercial, and real estate loans outstanding at September 30, 2005, and at September 30, 2004, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

			Due after One Year
	Due in One Year		Through		Due after
	or Less		Five Years		Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
September 30, 2005	Rate	Rate	Rate	Rate	Rate	Rate	Total
Agricultural	$16,000	$1,873,000	$2,000	$766,000	$—	$604,000	$3,261,000
Real estate – residential	706,000	—	1,063,000	1,612,000	1,077,000	66,000	4,524,000
Real estate – commercial	233,000	1,059,000	339,000	4,975,000	—	2,013,000	8,619,000
Real estate – construction	—	936,000	—	2,988,000	228,000	—	4,152,000
Commercial	328,000	6,352,000	2,149,000	3,935,000	—	123,000	12,887,000
Consumer and other	1,156,000	473,000	539,000	333,000	16,000	—	2,517,000

			Due after One Year
	Due in One Year		Through		Due after
	or Less		Five Years		Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
September 30, 2004	Rate	Rate	Rate	Rate	Rate	Rate	Total
Agricultural	$75,000	$2,164,000	$6,000	584,000	$—	$327,000	$3,156,000
Commercial	1,050,000	1,050,000	12,000	153,000	—	—	2,233,000
Real Estate	407,000	500,000	835,000	125,000	1,788,000	475,000	4,130,000

As of September 30, 2005, 31.98% of the loan portfolio, or $11,504,000, consisting of agricultural, commercial, and real estate loans, matured or re-priced within one year or less. $ 10,221,000 of theses loans, or 28.41% are variable rate loans. At September 30, 2004, 51.58% of the loan portfolio or $5,246,000, consisting of agricultural, commercial, and real estate loans, matured or re-priced within one year or less. $3,714,000 of these loans, or 36.52%, were variable rate loans.

Investment Securities

The primary purposes of the investment portfolio are to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits, and to control interest rate risk. In managing the portfolio, we seek to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

The following tables set forth the amortized cost and fair value of our securities portfolio by accounting classification category and by type of security as indicated:

	As of		As of
	September 30, 2005		September 30, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities Available for Sale:
U.S. Government Agencies	$401,000	$396,000	$404,000	$404,000
Other mortgage backed securities	30,000	31,000	58,000	60,000

Total Securities Available for Sale	$431,000	$427,000	$462,000	$464,000

Securities Held to Maturity:
U.S. Government Agencies	$3,495,000	$3,467,000	$—	$—
Other mortgage backed securities	6,000	5,000	7,000	6,000

Total Securities Held to Maturity	$3,501,000	$3,472,000	$7,000	$6,000

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years.   Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

The following table sets forth certain information regarding contractual maturities and the book yields of the Bank’s securities portfolio as of September 30, 2005 and September 30, 2004.  Held to maturity securities are listed at amortized cost and available for sale securities are listed at fair value.

	As of September 30, 2005
							Due after 10 Years or
	Due in One Year or		Due after One Year		Due after Five Years		no
	Less		through Five Years		through 10 Years		stated Maturity
		Book		Book		Book		Book
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Securities Available for Sale:
U.S. Government Agencies	$396	2.68%	$—	—	$—	—	$—	—
Other mortgage backed securities	—	—	27	5.38%	—	—	4	5.60%

Total Securities Available for Sale	$396	2.68%	$27	5.38%	$—	—	$4	5.60%

Securities Held to Maturity
U.S. Government Agencies	$1,498	2.81%	$1,997	—	$—	—	$—	—
Other mortgage backed securities	—	—	—	—	—	—	6	8.52%

Total Securities Held to Maturity	$1,498	2.81%	$1,997	—	$—	—	$6	8.52%

	As of September 30, 2004
	Due in One Year or		Due after One Year		Due after Five Years		Due after 10 Years or
	Less		through Five Years		through 10 Years		no stated Maturity
		Book		Book		Book		Book
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Securities Available for Sale:
U.S. Government Agencies	$—	—	$404	2.68%	$—		$—	—
Other mortgage backed securities	—	—	55	5.43%	5	5.42%	—	—

Total Securities Available for Sale	$—	—	$459	4.06%	$5	5.42%	$—	—

Securities Held to Maturity
U.S. Treasury Securities	$—	—	$—	—	$—	—	$—	—
U.S. Government Agencies	1	5.73%	—	—	—	—	5	7.09%

Total Securities Held to Maturity	$1	5.73%	$—	—	$5	5.95%	$5	7.09%

We have minimal investment in our securities portfolio and little exposure to loss. Yields are above market but have minimal effect on the income statement due to the small volume of investments. We do not currently own any tax exempt securities, but should we acquire any in the future, the yields on those securities would be computed on a tax equivalent basis.

We provide general commercial lending services for business clients as a part of its efforts to serve the local communities in which it operates. Certain risks are involved in granting loans, primarily related to the borrower’s ability and willingness to repay the debt. Before extending a new loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction in the event the customer does not repay the debt, the borrower’s character, and other factors. Once the decision has been made to extend credit, these factors are monitored throughout the life of the loan. Any loan identified as a problem credit by management during the internal loan review process or otherwise is assigned to the “watch” loan list and is subject to ongoing monitoring to ensure appropriate action is taken if and when deterioration occurs.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets at the dates indicated:

	At September 30,	At September 30,
	2005	2004
Non-accruing loans	$85,000	$97,000
Loans 90 days or more past due, still accruing interest	6,000	56,000

Total non-performing loans	91,000	153,000
Other real estate owned	—	—
Other repossessed assets	15,000	7,000

Total non-performing assets	$106,000	$160,000

Total non-performing loans to total loans	0.25%	1.51%
Allowance for loan losses to non-performing loans	304%	136%
Total non-performing assets to total assets	0.17%	0.61%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments are applied to principal and not taken into income. Loans are not placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $ 3,000 for the year ended September 30, 2005 and $7,000 for the year ended September 30, 2004. This amount was not included in interest income during this period.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. As of September 30, 2005 and September 30, 2004, we had $85,000 and $97,000 in non-accrual loans respectively. Loans contractually past due over 90 days which continued to accrue interest totaled $6,000 on September 30, 2005 and $56,000 on September 30, 2004, based upon specific information available at that time to management.  In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if they become 90 days past due, and instead transfer all such loans to non-accruing status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of September 30, 2005 and September 30, 2004.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement. As of September 30, 2005, we had no other real estate owned, and no acquisitions or dispositions of OREO during the fiscal year. As of September 30, 2004, the Bank had no other real estate owned, though OREO acquired and disposed of was $54,000 for the year ended September 30, 2004.  No gain or loss was recognized on the disposition.  Repossessed assets totaled $15,000 at September 30, 2005 and $7,000 at September 30, 2004.

Allowance for Loan Losses

The allowance for loan losses is a reserve against losses in the loan portfolio that is calculated monthly based upon a specific reserve and a general allocation as described herein. Increases to the allowance are made by charging the expense, Provision for Loan Losses. Please refer to “Provision for Loan Losses” on page 18 for more information. We believe the accounting policies governing the allowance for loan losses are critical to the portrayal and understanding of the Bank’s financial condition and its results of operations.

Loans subject to specific allocations to the allowance for loan losses are loans that have generally first been placed on the Bank’s “Watch List.”  The fact that a loan is placed on the Watch List does not necessarily indicate that the Bank has experienced a problem with the loan but indicates that the Bank has had some indication that the loan may become a problem loan.  The Bank and the regulators each, independently, perform review of the Bank’s loans.  The regulators (the Texas Department of Banking and the FDIC) will generally specifically review each loan on the Bank’s Watch List and a random sampling of other loans as well.  As a result of these examinations, the regulators may place additional loans on the Watch List.  There are a variety of factors influencing our decision to place a loan on the Watch List. Factors other than a failure to make one or more payments, which may result in a loan being included on the Watch List, include a general economic trend impacting a concentration of loans such as adverse trends in agriculture, a declining trend in a particular banking customer’s deposits, or negative trends in financial statements which are provided on a routine basis for business loans.  In the personal Banking relationship model established in Austin and in a rural community such as Texline, Texas, personal knowledge of the existence of a financial hardship to a customer by one of the Bank’s officers is not uncommon.  Thus to some degree, a category of loans, such as agricultural loans, may be separately reviewed based upon known additional risks to which the category may be subject.  Placement of a loan on the Watch List from any of these factors may be the result of a determination by the board of directors, bank management, the servicing officer, or by the banking regulators during their periodic examinations of the Bank.

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

As of September 30, 2005, we had $287,000 in Substandard or Doubtful loans with specific reserves of $25,600. As of September 30, 2004, we had $447,000 in Substandard or Doubtful loans with specific reserves of $37,000.  Loss loans were $0 as of September 30, 2005 and as of September 30, 2004. Loans classified as “loss” would have specific allocations of 100% of loan principal balance.

At fiscal year end September, 2004, a historical loss percentage was applied to the balance of the loan portfolio as a general allocation, including those loans on the Watch List for which there had been no specific reserve and excluding loans secured by cash on deposit and loans that were guaranteed by governmental agencies, At September 30, 2004, that percentage was 2.13% which was based upon the actual historical loss experience of Texline over the past three (3) years, coupled with a conservative estimate determined by management based upon available information regarding the loss experience of similarly sized and situated Banks in the Austin area.  During fiscal year ended September 30, 2005, management refined the method of determining the reserve requirement.  The percentage used to calculate the reserve requirement varies based upon the risk grade assigned to the particular credit when the loan is made or when the loan is reviewed by an internal or external loan review process.  The revised loan grades and definitions are:

Grade 1 – HIGHEST QUALITY – Loans secured by liquid collateral and governmental guarantees.  No risk-based general allocation is assessed on these loans, based upon the nature of the collateral and management’s assessment of the underlying risk..

Grade 2 – EXCELLENT QUALITY – These loans are characterized by the strong credit standing of the borrower and/or guarantor, and should rarely experience losses.  A risk-based general allocation of 0.25% was assessed, based upon management’s estimate of the risk inherent in the portfolio.

Grade 3 – GOOD QUALITY – Such loans are extended to well established borrowers with strong balance sheets and cash flows.  A risk-based general allocation of 0.50% was assessed, based upon management’s estimate of the risk inherent in the portfolio.

Grade 4 – ACCEPTABLE QUALITY – Grade 4 loans are reflective of most borrowers that have capacity to service all obligations.  A risk-based general allocation factor of 1% is assigned these credits based primarily upon the last two years of loss experience at our Texline branch.

Grade 5 – PROBLEM POTENTIAL – Loans in this category demonstrate specific signs of weaknesses including sporadic profitability, slow payment history, or collateral documentation deficiencies, even though the credit is well secured and collection does not appear to be in question.  These loans are separately reviewed for specific reserves.

Grade 6 – SUBSTANDARD – IDENTIFIED PROBLEM – These loans contain inherent weaknesses due to the borrower’s inability to service the debt even though the credit is perceived to be adequately secured, and may have accrual or non-accrual status.  These loans are separately reviewed for specific reserves.

Grade 7 – DOUBTFUL – Grade 7 loans contain all of the inherit weaknesses of those classified as Substandard, but with identified loss exposure, which makes collection in full questionable; these are the loans for which we identify specific reserves for the potential loss exposure.  These loans are separately reviewed for specific reserves.

Grade 8 – LOSS – These loans are considered uncollectible and as such are no longer recognized as a bankable asset.  The loss associated with such loans is recorded in the period it becomes uncollectible.  These loans are charged off in their entirety.

After the required reserve has been calculated by adding together the specific reserves, and the general allocations, the current balance in the allowance for loan losses is compared to the calculated required allowance and to the extent an addition is necessary, the allowance is increased by a charge to expense through the provision for loan losses.  The following table shows the calculation for the allowance for loan losses as applied on September 30, 2004.  All amounts are approximate and are rounded:

The following table shows the calculation for the allowance for loan losses as applied on September 30, 2005.  All amounts are approximate and are rounded.  The revised method of calculating as noted above has been employed:

		Allocation
		%	September 30, 2005
Gross Loans	$35,960,000

Loans Graded 1	1,209,000	0.00%	$0
Loans Graded 2	5,918,000	0.25%	14,700
Loans Graded 3	11,141,000	0.50%	55,700
Seasoned Houston Mortgage Loans	1,130,000	0.50%	5,600
Loans Graded 4	16,140,000	1.00%	161,400
Criticized Loans (Grades 5-8)	422,000	Specific Reserve	25,600
Total Required Reserve:			$263,000
Excess (Deficiency)			14,000
Total allowance			$277,000

The amount of the allowance represents the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. The allowance was $277,000 or 0.77% of gross loans at September 30, 2005 and $217,000 or 2.13% of gross loans at September 30, 2004.

Credit and loan decisions are made by management and the board of directors in conformity with loan policies established by the board of directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. For the fiscal year ended September 30, 2005, we charged off $85,000 in commercial and consumer loans. Recoveries totaled $15,000 for the year.  We charged off $65,000 in commercial and consumer loans during the fiscal year ended September 30, 2004. Recoveries totaled $21,000 for that year.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended	Year Ended
	September 30,	September 30,
	2005	2004
Balance at beginning of period	$217,000	$166,000
Provision for loan losses	130,000	95,000
Charge-offs:
Agricultural	—	—
Commercial	65,000	62,000
Commercial Real Estate	—	—
Residential Real Estate	16,000	3,000
Consumer and other	4,000	—

Total Charge-offs	85,000	65,000
Recoveries
Agricultural	—	—
Commercial	12,000	18,000
Commercial Real Estate	—	—
Residential Real Estate	—	—
Consumer and other	3,000	3,000

Total Recoveries	15,000	21,000

Net Charge-offs	(70,000)	(44,000)

Balance at end of Period	$277,000	$217,000

Gross Loans at end of Period	$35,960,000	$10,170,000
Ratio of loan loss allowance to gross loans	0.77%	2.13%
Ratio of net charge-offs to gross loans	0.19%	0.43%

The net charge-offs for the fiscal years ended September 30, 2005 and September 30, 2004, totaled $70,000 and $44,000 respectively.

The following table sets forth the specific allocation of the allowance for loan losses for the years presented and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.  Specifically allocated reserves by loan type represent categories of loans that have been identified on the Bank’s internal Watch List and the corresponding allocations assigned.  The risk-based general allocation represents the remaining loan portfolio where a risk-based percentage allocation has been applied based upon loan grade:

	At September 30,		At September 30,
	2005		2004
	Amount	Percent	Amount	Percent
Agricultural	$30,000	0.08%	$8,000	0.08%
Commercial	92,000	0.26%	—	0.00%
Commercial Real Estate	61	0.17%	15,000	0.15%
Construction Real Estate	29	29%	—	0.00%
Residential Real Estate	41,000	0.08%	14,000	0.14%
Installment and Other	24,000	0.11%	—	0.00%
Risk-based General Allocation	—	0.07%	180,000	1.77%

Total	$277,000	0.77%	$217,000	2.14%

We maintain the allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. Three methods are used to evaluate the adequacy of the allowance for loan losses: (1) historical loss experience, of this and other banks of similar size and experience (2) specific identification, based upon management’s assessment of loans and the probability that a charge-off will occur in the upcoming quarter; and (3) loan concentrations, based upon current or expected economic factors in the geographic and industry sectors where management believes the Bank may eventually experience some loan losses.

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

Potential Problem Loans

The Bank utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At scheduled Bank Board of Directors meetings each month, a “watch” list is presented, showing all loans listed as Graded 5 through 8. An asset is classified Grade 6 if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Grade 6 assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly unlikely on the basis of currently existing facts, conditions, and values. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Bank to sufficient risk to warrant classification into one of the aforementioned categories but possess weaknesses that may or may not be within the control of the customer, are deemed to be a Grade 5.

Our determination as to the classification of its assets and the amount of the valuation allowance is subject to review by its primary regulator(s), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate allowances and for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that

(a) institutions have effective systems and controls to identify, monitor, and address asset quality problems; (b) management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (c) management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for probable loan losses. The Bank analyzes its processes regularly, with modifications made if needed, and reports those results monthly at Board of Directors meetings. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific, general, and special contingency loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The aggregate principal amounts of potential problem or problem loans as of September 30, 2005, and September 30, 2004, were approximately $ 422,000 and $1,162,000 respectively.  Included in these loan totals are non-accrual, Watch or Special Mention, Substandard, and Doubtful classifications, which comprise the watch list presented monthly to the Board of Directors. All loans classified as Loss have been charged-off. Loans in this category generally include loans that were classified for risk management and regulatory purposes. It should be noted, however, that the inclusion of loans categorized as “Grade 5” in the total amount of problem loans is a more conservative approach than that required by federal regulations. Only “Grade 6” and “Grade 7” classifications are deemed to be “problem loans” for regulatory reporting purposes.  At September 30, 2005 and September 30, 2004, these classifications totaled $ 287,000 and $447,000 respectively.

Loan Origination Costs

Certain costs are associated with loan origination, including compensation costs of staff that evaluate credit worthiness, handle loan applications, or negotiate loan terms; and other costs, such as obtaining credit reports on loan applicants.  These loan origination costs are capitalized off setting compensation costs and amortized over the expected term of the related loans. For the fiscal year ended September 30, 2005 capitalized costs for loan originations were approximately $67,000.  The portion of those costs amortized for fiscal year 2005 totaled $35,000.

Liquidity

Our liquidity is monitored by management, while the Bank’s liquidity is monitored by its staff, the Asset/Liability Management Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

We closed the initial public offering of our stock on September 30, 2004.  We received the last subscribed funds on March 11, 2005.  During the course of the offering we raised $13,276,271 in capital.  Warrants exercised during the fiscal year ended September 30, 2005, provided an additional $15,600 in capital.

Our primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. We will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program. We no longer rely on borrowed funds, but may utilize available lines of credit should the need arise for short term cash requirements.

We retained the facility in Texline, Texas, as a branch of Treaty Oak Bank.  Because this facility has both a concentration and an expertise in agricultural lending, we continue to service the existing loans and make new agricultural loans when possible in the Texline market

Greater loan demand will result in greater pressure on our liquidity; however, it is our intention to maintain a conservative loan to deposit ratio in the range of 80% - 90% over time. Given this goal, we do not intend to pursue lending opportunities if sufficient funding sources (i.e. deposits, Federal Funds, etc.) are not available, nor will we seek to attract transient volatile, non-local deposits with above market interest rates. As of September 30, 2005 and September 30, 2004, the loans to deposits ratios were 78.34% and 77.09%, respectively.

Management believes the Bank is in compliance with the Memorandum of Understanding.  As of the date of the last examination of the Bank for which a final report has been issued (conducted by the Federal Deposit Insurance Corporation), November 15, 2004, the Bank was in compliance with all requirements under the Memorandum of Understanding, having injected $6,000,000 of capital into the Bank, raising total capitalization of the Bank to $7,647,000 at September 30, 2004.  As a result of the examination, a new Memorandum of Understanding was proposed by the FDIC and accepted by the Board of Directors on February 22, 2005.  This MOU addressed corrective actions specific to compliance with the Bank Secrecy Act, the USA PATRIOT Act, the Internal Audit function, and Information Technology (IT) related concerns, but contained no liquidity related items.

In the event that additional short-term liquidity is needed, the Bank will retain established relationships with several large correspondent banks. Texline State Bank had been a frequent borrower of Federal Funds in the past. Particularly during the recent rate environment where rates on Federal Funds had been at historical lows, Texline State Bank had relied upon this source as an alternative to attracting more expensive deposit funds that would carry a slightly higher interest cost. While we do not intend to rely as heavily on Federal Fund borrowings as has Texline State Bank, the source will remain available to the Bank going forward.  As of September 30, 2005, and September 30, 2004, the Bank had no Federal Funds borrowed.

The Bank had cash and cash equivalents totaling $13,107,000 and $7,990,000, or23.44 % and 37.33% of total Bank assets, at September 30, 2005, and September 30, 2004, respectively.  The Bank had available $28.2 million and $13.1 million of rate-sensitive assets which mature within one year or less as of September 30, 2005 and September 30, 2004 respectively.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At September 30, 2005 and at September 30, 2004, the Bank was considered “well capitalized” by regulatory standards.

Interest Rate Analysis

The purpose of the interest rate shock analysis, as required by regulatory authorities, is to ensure that the Bank’s management is aware of and is appropriately managing the structure of its interest sensitive assets and liabilities.

The tables below reflect the balance sheet and interest rate “shock” analysis as of September 30, 2004 and September 30, 2005, respectively.

The columns titled “Normal Income/Expense Decrease per 1% Decrease” and “Normal Income/Expense Increase per 1% Increase” measure the dollar impact of rates moving up or down under “normal” circumstances, meaning no other factors (e.g. deposits might be withdrawn and invested in alternative investments when interest rates decline), except for interest rates, are changed.

Shock Effect of Interest Rate Changes

	As of September 30, 2005
	Balance	Normal Income/Expense decrease per 1% Decrease	Normal Income/Expense increase per 1% Increase
Assets
Federal Funds	$3,606,000	$(36,060)	$36,060
U.S. Treasury Notes	—	—	—
Due From Time Deposits	8,100,000	(81,000)	81,000
Loans
Fixed Rate Loans	7,852,000	(78,520)	78,520
Floating Rate Loans	28,108,000	(281,080)	281,080

Total	$47,666,000	$(476,660)	$476,660

Liabilities
NOW Accounts	$6,938,000	$(69,380)	$69,380
Money Market Demand Accounts	7,180,000	(71,800)	71,800
Savings Accounts	437,000	(4,370)	4,370
CDs< $100,000	7,479,000	(74,790)	74,790
CDs> $100,000	7,797,000	(77,970)	77,970

	$29,831,000	$(298,310)	$298,310

Actual Rate Change Effect on Interest Income and Interest Expense

Percentage Change	Change in Interest Income One Year	Change in Interest Expense One Year	Change in Net Interest Income One Year
+1%	$259,021	$60,579	$198,442
+2%	660,005	231,329	428,676
+3%	1,060,990	380,486	680,504
-1%	-259,021	-257,144	-1,877
-2%	-496,918	-378,301	-118,617
-3%	-750,159	-531,064	-219,095

Shock Effect of Interest Rate Changes

	As of September 30, 2004
	Balance	Normal Income/Expense decrease per 1% Decrease	Normal Income/Expense increase per 1% Increase
Assets
Federal Funds	$4,450,000	$(44,500)	$44,500
Loans
Fixed Rate Loans	4,505,000	(45,050)	45,050
Floating Rate Loans	5,650,000	(56,500)	56,500

Total	$14,605,000	$(146,050)	$146,050

Liabilities
NOW Accounts	$1,299,000	$(12,990)	$12,990
Money Market Demand Accounts	678,000	(6,780)	6,780
Savings Accounts	414,000	(4,140)	4,140
CDs< $100,000	6,627,000	(66,270)	66,270
CDs> $100,000	1,597,000	(15,970)	15,970

	$10,615,000	$(106,150)	$106,150

Actual Rate Change Effect on Interest Income and Interest Expense

Percentage Change	Change in Interest Income One Year	Change in Interest Expense One Year	Change in Net Interest Income One Year
+1%	$95,272	$41,121	$54,151
+2%	241,317	125,333	115,984
+3%	387,361	178,409	208,952
-1%	(44,500)	(96,197)	51,697
-2%	(44,500)	(176,440)	131,940
-3%	(44,500)	(258,683)	214,183

The “shock effect of interest rate changes” table illustrates a method that banks may use to test the balance sheet for the effects of sudden interest rate increases or decreases, and the effect of those sudden rate changes on interest income and interest expense over a one year period. This table assumes that the Bank’s interest rates change by the same percent as the market interest rates change (1%, 2% and 3%) and excludes interest earning assets and liabilities of the Company and PGI Equity Partners, LP.

Rate shock refers to the impact of a sudden change up or down in interest rates. In the shock table, when calculating the effect of changes in interest rates on the value of our interest earning assets and interest paying liabilities the liabilities are assumed to immediately re-price at the same time as interest earning assets. In practice, interest paying liabilities generally re-price more slowly than interest earning assets and generally realize a smaller rate increase or decrease than interest earning assets. In addition, the shock table assumes that all financial instruments, whether fixed rate or floating rate, immediately re-price, and that there are no balance fluctuations through early withdrawals of deposits or prepayments on variable rate loans. Thus, the “Shock Effect of Interest Rates” table for September 30, 2004, reflects that based on the then existing asset and liability mixes, a 1% decrease in the interest rates, would result in a decrease in interest income of $146,000 along with a decrease in interest expense of $106,000 for a resulting decrease in net interest income of $39,900.  Conversely, an increase in the prevailing interest rate of 1% would result in an increase in net interest income of the same amount.  At September 30, 2005, the “Shock Effect of Interest Rates” table illustrates that based upon our then existing asset and liability mixes, a 1% decrease in the interest rates would result in a decrease in interest income of $476,790 and a decrease in interest expense of $298,310 for an approximate decrease in net interest income of $178,500.

The “Actual Rate Change Effect” table illustrates how the Bank’s net interest income would actually respond to prevailing market rate changes. The change in net interest income for a one year period is calculated by multiplying the percentage of rate increase that we intend to use if market interest rates increase/decrease by 1%, 2% or 3%. The columns labeled “Change in Interest Income One Year” and “Change in Interest Expense One Year” reflect the dollar amount by which actual interest income or expense is expected to increase or decrease (decreases are presented in parentheses) based on the stated increase or decrease in interest rates, reflected on an annual basis.  For example, as of September 30, 2004, if interest rates decreased by 2%, we would expect to realize a $44,500 decrease in interest income, but a $176,440 decrease in interest expense, resulting in a $131,940 increase in net interest income.  At September 30, 2005, if interest rates decreased by 2%, we would expect to realize a $496,918 decrease in interest income, and a $378,301 decrease in interest expense, resulting in a $118,617 decrease in net interest income.

Most fixed and floating rate loans originated at the Texline branch include an interest rate floor of 7.75%. Because of the floor on these loans, there are no material adverse effects from a decline in interest rates.  However, the greater level of competition in the Austin market prohibits the Austin branch from including a floor on loans originated in Austin.  The Bank does not currently extend any loans for less than the prime rate (except CD secured loans).  All mortgage loans and installment loans, as well as some other loans, have fixed rates. Any further rate reduction would affect interest earned on Federal Funds Sold as they generally re-price on a daily basis; however, a portion of these funds was converted to loans bearing a greater level of interest. Conversion of lower earning Federal Funds sold into higher earning loan products will increase the amount of interest income earned. At September 30, 2004, much of the loan portfolio was priced above market based upon the interest rate floor, we did not plan on raising rates on new and renewed loans in that category until such time as a rising rate environment exhibited market increases approaching 3.0%. Thus, little adverse effect in the delinquency rate of the loan portfolio was expected in a rising rate environment scenario at year end September 30, 2004.

Further, $1.8 million of rate-sensitive assets originated in Texline and maturing within one year or less will re-price at a floor of 7.75%. The Texline branch of the Bank has been able to support this above-market level for several years in a declining rate environment due to a lack of competition.  However, the more competitive Austin market will not enjoy such a floor.  As a result, as the percentage of the portfolio originated in the Austin market grows relative to the percentage of loans originated in Texline, the benefits of an interest rate floor will be diminished.

If rates decline 1%, 2% or 3% we will continue to enjoy an interest rate floor on some portion of its loan portfolio, though because of the changes in the portfolio mix and the composition of interest earning assets a declining rate environment would result in decreases in the Bank’s net interest income as of September 30, 2005. Rates paid on interest paying liabilities will be lowered only 50 basis points for interest bearing demand and savings deposits for all three rate scenarios, since rates are still at relatively low levels. Rates paid on time deposits would be lowered to match the percentage decreases of prevailing rates of 1%, 2% and 3%. Since the rate charged on loans does not decrease, the Bank’s net interest income will increase in this scenario.

“Change in Interest Expense One Year” shows a much lower relative change in interest expense at a 1% change in prevailing rates because we do not intend to increase the rates paid on deposits by 1% if market rates increase 1%. Since some of the rates paid on certain certificates of deposit are in excess of the market rates, reductions are calculated at 2% for both a 1% and 2% prevailing rate reduction. As of September 30, 2005 and September 30, 2004, the rates paid on deposits were as follows:

	September 30, 2005	September 30, 2004
Savings accounts	0.70%	0.50%
NOW accounts range	0.85% - 1.95%	0.45% - 1.66%
Money market accounts range	1.25% - 2.70%	0.65% - 1.87%

We established new rates for all deposit products sold at both the Austin and Texline offices upon the opening of the Austin office. For the September, 2004, analysis it was assumed that if the prevailing rates increased by at least 2% then we would increase the rates by .50%. If the rates increased by at least 3%, we would increase its rates by 1%. Because of the over market rates being earned by many of the CDs, and because many of them matured within the past 12 months, the interest rates paid on these funds decreased, even as interest rates increased during that time period.  Since the floor on a portion of our loan portfolio is 7.75%, no rate increases were computed until the rate exceeded 7.75%. Current loan rates would increase 0.25% above the floor when prevailing rates rise 1%, which will continue to position the portfolio above market. With a 2% rise in the prevailing rates, the loan pricing will increase 1.50% and at a 3% rise, loan rates will be raised 2.50% over the current floor and still above market. The majority of the Houston mortgages we currently hold contain 5-year call provisions, most of which can now be exercised, permitting the us to call and refinance at a higher rate, any of these loans. There will be no change in these interest rates until the rate environment increases over 3%.  Between September 30, 2004 and September 30, 2005, we increased our base lending rate a total of seven times representing an interest rate increase of 2.25%.    Rates paid on deposit accounts increased two times for the same time period, representing a range of from 20 to 80 basis point increase.

Interest rates on loans with a floor would reflect zero percent (0%) decreases at 1%, 2% and 3% declines in prevailing rates, so there would be no effect to interest income on those loans due to rate decreases, since the 7.75% floor would be maintained.

As of September 30, 2004, if rates had suddenly decreased 1%, net interest income would have increased $51,697. However, if rates had suddenly increased 1%, net interest income would have increased $55,151.  As of September 30, 2005 if rates suddenly decrease 1%, net interest income would decrease $1,877.  If rates suddenly increase 1%, net interest income would increase $198,442. Management believes the Bank is properly positioned to manage its interest rate risk should rates rise or fall.  Since rates had been at an historically low point, the risk to the Company’s earnings is minimal, since a rising rate environment seems more likely to continue than a declining rate scenario.

For example, as of September 30, 2004, in year one, prevailing interest rates increased by 2.25%, the Bank would realize an increase in the rate it charges for loans of 2.25%, the rate it earns on U.S. Treasury Notes of 2.25%, and the rate it earns on Federal Funds Sold of 2.25%; however, we did not increase the rates we paid on deposits at the same increment. This meant that when rates increased, the interest earning assets earned more interest for us, while the expense for the interest paying liabilities did not change as much, thus increasing the net interest margin and profits. Due to the long-term Banking relationship with its current depositors and because of the scarcity of competitors in the area immediately surrounding Texline, Texas, we do not anticipate material runoffs of deposits or material changes in delinquency rates as a result of these policies.  In addition, the rates that have been set at the Austin location for deposit pricing were calculated at from 50 to 100 basis points above area competitors in order to control volatility in a rising rate environment.  In other words, we are able to more slowly adjust its interest expense if and when interest rates continue to rise.

The Bank is positively positioned for a rising rate environment, employing its method of re-pricing its earning assets and paying liabilities.

In the 2% and 3% rising rate scenarios, interest rates charged on loans will increase 1.25% and 2.25% respectively (from the current above-market rate floor of 7.75%), and by 2% and 3% for all other loans, while the remaining interest earning assets will mirror the rise in prevailing rates. Liabilities are re-priced by 50 basis points and by 1% at the 2% and 3% shock intervals for interest bearing demand and savings deposits and by 1% and 2% for time deposits. This re-pricing strategy allows us to increase interest income at a rate greater than the increase in interest expense.

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

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. Core deposits consist of checking accounts (non-interest bearing), “NOW” accounts, savings accounts, and non-public certificates of deposit. These deposits, along with public fund deposits and short-term borrowings, are used to support our asset base. Deposits are obtained predominantly from the geographic trade areas surrounding our office locations. We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

The following table sets forth the maturities of time deposits over $100,000 as of September 30, 2005 and September 30, 2004:

	At September 30, 2005	At September 30, 2004
Time deposits $100,000 and over:
Maturing within three months	$4,760,000	$557,000
After three months but within six months	1,205,000	325,000
After six months but within 12 months	1,523,000	615,000
After 12 months	309,000	100,000

Total time deposits $100,000 and over:	$7,797,000	$1,597,000

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	For the Fiscal Year Ended	For the Fiscal Year Ended
	September 30,	September 30,
	2005	2004
Return on assets	-2.86%	-8.22%
Return on equity	-15.75%	-17.44%
Dividend payout ratio	0%	0%
Equity to assets ratio	18.16%	47.08%

Borrowings

We have access to a variety of borrowing sources and occasionally may use short-term borrowings to support its asset base. Short-term borrowings include federal funds purchased and advances from the Federal Home Loan Bank with remaining maturities less than one year.  For the fiscal year ended September 30, 2005, long-term borrowings includes the mortgage on the real estate owned by PGI Equity Partners, LP, and a related note payable incurred in conjunction with the refinancing.  For the fiscal year ended September 30, 2004, short-term borrowings included a note in the amount of $500,000 from Treaty Oak Holdings used to provide the initial $500,000 capital injection to the Bank, at acquisition on March 9, 2004, and notes payable on the amount of $1,019,000 arising from the purchase of shares in Texline State Bank on March 9. 2004.  All of these notes were paid in September 2004.   Long-term borrowings included obligations under a capital lease at September 30, 2004.  No payments were made under the capital lease for the year ended September 30, 2004, though the imputed interest rate under the lease was 5.25%.  The lease was subsequently paid off in January, 2005.

The following table sets forth certain information regarding the Bank’s borrowings for the periods indicated:

	At September 30,	At September 30,
	2005	2004
Other Short-Tterm Borrowings:
Average balance outstanding	$29,000	$1,916,000
Maximum outstanding at any month-end during the period	$250,000	$2,248,000
Balance outstanding at end of period	0	0
Average interest rate during the period	3.45%	2.87%
Mortgages and Notes Payable:
Average balance outstanding	2,145,000	2,000
Maximum outstanding at any month-end during the period	2,919,000	509,000
Balance outstanding at end of period	2,801,000	509,000
Average interest rate during the period	6.71%	0.00%

Commitments and Contingencies

We are subject to contractual commitments to extend credit that may not be recorded on our balance sheets, in accordance with GAAP.

At September 30, 2005, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $14,043,000 and standby letters of credit of $269,000.  At September 30, 2004, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $1,264,000 and standby letters of credit of $97,000.  Management believes we have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $12,685,000 at September 30, 2005 and $1,497,000 at September 30, 2004.

The following table summarizes our significant contractual obligations and other potential funding needs at September 30, 2005 and at September 30, 2004.

	At September 30, 2005
For the Years Ending	Time	Capital	Operating
September 30,	Deposits	Leases	Leases	Total
2006	$12,874,000	$—	$162,000	$13,036,000
2007	2,402,000		164,000	2,566,000
2008	—		165,000	165,000
2009	—		168,000	168,000
Thereafter	—		1,745,000	1,745,000

	At September 30, 2004
For the Years Ending	Time	Capital	Operating
September 30,	Deposits	Leases	Leases	Total
2005	$7,860,000	$87,000	$162,000	$8,109,000
2006	363,000	116,000	163,000	642,000
2007	—	116,000	166,000	282,000
2008	—	116,000	167,000	283,000
2009	—	116,000	172,000	288,000
Thereafter	—	29,000	1,750,000	1,779,000

Capital Resources

As of September 30, 2005, and September 30, 2004, shareholder’s equity was $11,033,000 and $12,319,000 respectively, or 18.16% and 47.08% of total assets. The change in equity results from the final proceeds from our offering,  net of costs, reduced by operating losses of approximately $1,737,000 resulting from the continuing start-up phase of operations in Austin, including charges of $98,000 for non-cash, stock-based compensation expense for services rendered to us in conjunction with certain start-up activities.  Our total assets increased from $26,168,000 at September 30, 2004, to $60,749,000 at September 30, 2005, for an increase of 132.15% over the period, resulting primarily from growth in the Bank’s deposits and loan portfolio and the acquisition of the interest in PGI Equity Partners, LP.

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

As of September 30, 2005 and as of September 30, 2004, the most recent notifications from the federal Banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of September 30, 2005 and September 30, 2004. The required and actual amounts and ratios for the Bank as of September 30, 2005 and September 30, 2004, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005
Tier 1 capital (to average assets)	$7,617,000	14.71%	$2,071,000	4%	2,589,000	5%
Tier 1 capital (to risk-weighted assets)	7,617,000	18.42%	1,654,000	4%	2,481,000	6%
Total Capital (to risk-weighted assets)	7,894,000	19.09%	3,307,000	8%	4,134,000	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

As of September 30, 2004
Tier 1 capital (to average assets)	$6,439,000	42.68%	$603,000	4%	$754,000	5%
Tier 1 capital (to risk-weighted assets)	6,439,000	56.51%	456,000	4%	905,000	6%
Total Capital (to risk-weighted assets)	6,582,000	57.77%	911,000	8%	1,139,000	10%

Statement of Cash Flows

Cash and cash equivalents for fiscal year ended September 30, 2005 increased $3,823,000 to $13,107,000 from $9,284,000 as of September 30, 2004. Net increases in deposits were the primary sources of cash for the fiscal year ending September 30, 2005, along with the proceeds from the sale of common stock.  Cash was primarily used to fund loans and purchase investment securities for the fiscal year ended September 30, 2005.  Losses experienced related to the start-up operations in Austin and the acquisition of Texline State Bank were the primary uses of cash for the fiscal year ending September 30, 2004.

Our cash flow statement is composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash used by operating activities was $1,210,000 and $1,265,000 for the fiscal years ended September 30, 2005 and September 30, 2004 respectively.

Net cash used in investing activities for the fiscal year ended September 30, 2005 totaled $30,943,000, due to the purchase of investment securities of $5,494,000 and increases in loan fundings of $25,860,000. Net cash used by investing activities for the fiscal year ended September 30, 2004 totaled $2,155,000, represented primarily by increases in loan fundings of $1,562,000 and net cash to purchase the Bank of $337,000.

For fiscal year ended September 30, 2005, increases in deposits of $32,353,000 and net proceeds from the sale of common stock account for the majority of the net cash provided by financing activities of $35,976,000. For fiscal year ended September 30, 2004, increases in deposits of $4,311,000 during the period between March 9, 2004, and September 30, 2004, and the net proceeds from the offering, reduced by repayments of certain advances and loans from affiliates and payment of the notes payable arising in the purchase of Texline State Bank account for the net cash provided by financing activities of $12,704,000.

Item 7.                                                        Financial Statements

Reference is made to the financial statements, the report thereon, and the notes thereto commencing at page F-1 of this Form 10-KSB, which financial statements, report and notes are included herein.

Item 8.                                                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE.

Item 8A.                                               Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c)

under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date within 90 days prior to the filing of this report.  Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Company and its consolidated subsidiaries in connection with the Company’s filing of its annual report on Form 10-KSB for the year ended September 30, 2005.

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

NONE

PART III.

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

Class II Directors. Jeffrey L. Nash, and Hayden D. Watson are Class II Directors whose terms will expire at the 2006 annual meeting of shareholders.

Class III Directors. Terry W. Hamann, William J. McLellan, and Carl J. Stolle are Class III Directors whose terms will expire at the 2007 annual meeting of shareholders.

Class I Directors. Charles T. Meeks, Marvin L. Schrager and Arthur H. Coleman are Class I Directors whose terms will expire at the 2008 annual meeting of shareholders.

Directors and Executive Officers

Set forth below is biographical information concerning our directors and executive officers.  We consider certain of the Bank’s and our officers listed below to be our executive officers.

Name	Age	Position(s) Held with Treaty Oak Bancorp	Position(s) Held with Treaty Oak Bank
Terry W. Hamann	61	President, Chief Executive Officer, and Chairman of the Board(1)*	Director

William J. McLellan	69	Business Development Advisor, Vice-Chairman, and Director(1)(4)*	Director

Jeffrey L. Nash	49	Executive Vice-President, Chief Financial Officer, and Director(1)(4)	President, Chief Executive Officer and Director

Charles T. Meeks	70	Director(2)	Chairman of the Board

Carl J. Stolle	46	Director(2)(3)

Marvin L. Schrager	66	Director(2)*

Hayden D. Watson	57	Director(3)*	Director

Sandra L. Ellsworth	53	Secretary, Treasurer	Chief Financial Officer, Cashier and Director

Arthur H. Coleman	66	Director(3)	Director

Tony White	48		President – Texline Branch

M. Randall Meeks	46		Senior Vice President — Chief Loan Officer

Thomas G. Clark	54		Senior Vice President — Chief Credit Officer

(1)                                  Executive Committee Member

(2)                                  Compensation Committee Member

(3)                                  Audit Committee Member

(4)                                  Business Development Committee Member

* Denotes Treaty Oak Bancorp Committee Chair

In May, 2005, Toni A. Neal resigned as a director of the Company and the Bank.  We expect to have one or more candidates nominated to fill the vacant seat at our annual meeting of shareholders in February, 2006.  The vacancy is a Class II director and would serve a three (3) year term.

Key Employees

Set forth below is biographical information concerning certain of our employees whom we consider to be key employees.

Name	Age	Position(s) Held with Treaty Oak Bank
Sheila A. Bostick	41	Senior Vice President

Background of Directors, Executive Officers and Key Employees

The following is a background summary of each of our directors, executive officers, and key employees.

Mr. Hamann co-founded Treaty Oak Bancorp, has served as our chairman, president, and chief executive officer since our inception, and is a director with the Bank. He is also a co-founder of Treaty Oak Holdings and has served as the chairman, president, and chief executive officer since inception in August 2002. He was Managing Director of Hamann & Associates, P.C., certified public accountants from 1992 until 2004, and founded Treaty Oak Financial Services, Inc., in 1993. Prior to that time, from 1980 to 1991, Mr. Hamann was a partner in the Washington, D.C., office of Ernst & Young, which he joined in 1969 after graduating from Benjamin Franklin University with a BCS degree in finance and accounting. His responsibilities were concentrated in U.S. and international taxation, finance, and business, including significant experience with banks, other financial institutions, and insurance companies. He is licensed as a CPA in Maryland, Washington, D.C., and Texas. He has also attended the Duke University School of Management.

Mr. McLellan co-founded Treaty Oak Bancorp, has served as a director since our inception, and is a director with the Bank. He co-founded Treaty Oak Holdings and has been a member of the board of directors since inception in August 2002. Mr. McLellan is a former senior executive with 3M Corporation, from which he retired in 1996. From June 2001 to August 2002, he served as the chief executive officer of the Austin Art Museum. From January 1998 to June 2001, he served as Executive Director for Lifeworks: Alliance of Youth and Family Services. Mr. McLellan attended St. Thomas College and has an honorary MBA from St. Edwards University. He has also attended the Stanford University School of Management and the Graduate Program in Sales Management at Columbia University.

Mr. Nash co-founded Treaty Oak Bancorp, has served as our executive vice president and as a director since inception and as our chief financial officer since December 2004, is the president and chief executive officer of the Bank, and is a director of the Bank. He has also been Executive Vice President and a director with Treaty Oak Holdings since April 2003 and its chief financial officer since December 2004. Mr. Nash has more than 25 years of financial, operational, and leadership experience. From 1999 to January 2003, he served as President and led the turn-around of Addressing Your Needs, Inc. He was also an independent corporate consultant from June 2002 to January 2003. From 1996 to 1999 he was the chief operating officer of CSE Child Support Enforcement, now Supportkids, Inc. From 1991 to 1994 he was Chief Financial Officer and Chief Operating Officer of Select Marketing, Inc., which was acquired by Harte-Hanks Response Management in 1994, at which time he became Executive Vice President and General Manager, a position he held until

1996. He served as Executive Vice President, Chief Operating Officer, and President of Allied Bank North Austin (later First Interstate Bank of North Austin) from 1986 to 1991 and as Vice President and Section Manager at Texas Commerce Bank-Austin, N.A., from 1983 to 1986. Prior to that time he held financial positions with the Public Utility Commission of Texas and Tracor, Inc. Mr. Nash holds BBA and MBA degrees from the University of Texas at Austin and is active in Austin civic activities, most recently acting as Co-Chair of the 2001 United Way Capital Area Fund Drive.

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

Ms. Ellsworth is our treasurer and secretary, and served as our chief financial officer from our inception until December 2004.  She is the chief financial officer and cashier of the Bank, as well as one of its directors. From October 2001 until joining us in October 2003, Ms. Ellsworth was self-employed as an independent contractor/consultant performing accounting and organizational functions for clients on a contractual basis. From February to September 2001, she served as the chief operating officer for The Buttross Group, assisting in the start-up of a proposed de novo bank. From December 1998 to April 2000, she was employed by Flieller, Kruger & Skelton L.L.P., as a seasonal tax preparer.  Prior to that time, from 1989 to 1998, she served as Senior Vice President and Cashier of Hill Country Bank and served as a member of the board of directors. Until its sale in 1998, Ms. Ellsworth was responsible for Hill Country Bank’s regulatory reporting, financial statement and budget preparation, investment portfolio accounting, and calculation of the bank’s interest rate risk position and risk management strategy. From 1985 to 1989, Ms. Ellsworth served as Lakeway National Bank’s Vice President and Cashier. She holds a BS degree in psychology & social science from Clarkson University in Potsdam, New York.

Mr. Stolle has served as a member of our Board of Directors since May 2004 has been a member of the Board of Directors of Treaty Oak Holdings since June 2003 Mr. Stolle was employed with Dell, Inc., from 1996 until his retirement in May, 2005. He served as Vice President of Advanced Systems Group for the Small and Medium Business Division. Prior to that, he served in the capacities of Vice President of the Emerging Business Division and Vice President for Dell’s OptiPlex and Dimension lines of business. Before joining Dell, Mr. Stolle spent nine years at Sun Microsystems, where he managed the marketing, planning, and sales development for the Sun server business. His previous experience also includes positions in marketing and finance with the Hewlett Packard Company. Mr. Stolle holds a B.A. degree in biochemistry from the University of California, San Diego, and an M.B.A. from the University of Chicago.

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

Mr. White is president of the Texline branch of the Bank and is a director of the Bank.  He previously served as president and chief executive officer of the Texline State Bank from July 2001 to March 2004 prior to our acquisition. He has more than 20 years experience in the banking industry, specializing in agricultural lending. Prior to that time, he was Senior Vice President and Senior Lender at Southwest State Bank in Sentinel, Oklahoma, from 1995 to 2001. He has also served in the capacity of vice president at First National Bank of Hooker, Oklahoma, Citizens State Bank of Liberal, Kansas, and Dumas Banking Center of Dumas, Texas. He attended Oklahoma State University, Northwestern State University, and Panhandle State University, with a major in agri-business. He also attended the Kansas School of Agriculture Banking and has participated in numerous banking seminars during his career. Mr. White is an active civic leader in the Texline community.

Mr. Randall Meeks has served as the Bank’s chief loan officer since April 2004.  Before joining the Bank, Mr. Meeks was Partner/General Manager of Art Office Signs, a regional manufacturing/service business from March 1995 to March 2004.  From February 1989 to March 1995, he served as Senior Vice President and Manager of the Commercial Lending Division in the Austin branch Boatmen’s National Bank, which was acquired by Bank of America.  Mr. Meeks received a BBA in Finance degree from the University of Texas at Austin in August 1982 and is an August 1993 graduate of the Graduate School of Banking at Colorado. M. Randall Meeks is the son of Charles T. Meeks, a member of our Board of Directors.

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

Ms. Bostick joined the Company in March, 2004, and has served as the Bank’s director of service and customer satisfaction, as well as assuming the role of marketing director.  Prior to joining the Bank, Ms. Bostick was Vice President of Sales and Client Development for Supportkids, the largest privately owned child support enforcement agency in the world.  From December 1991 to February 1998, Ms. Bostick served in several sales and management positions for Harte-Hanks Response Management, an outsource provider for high tech Fortune 500 companies.  Ms. Bostick also has five years of banking experience in the commercial lending support area at First Interstate Bank from 1986 to 1991.

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

Item 10.                                                 Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to our chief executive officer and each of the two other most highly compensated executive officers of the Company whose salary and bonus for the fiscal years ended September 30, 2005, and 2004, was in excess of $100,000 for services rendered in all capacities to Treaty Oak Bancorp, Inc. and its subsidiaries. In addition, we have included compensation information for our remaining executive officers who we paid in fiscal 2005 and 2004.  No executive officers who would have otherwise been included in such table on the basis of salary and bonus earned for the 2005 or 2004 fiscal years has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Securities
					Underlying
Name and Principal	Fiscal			Other Annual	Stock Options	All Other
Position	Year	Salary	Bonus	Compensation	Granted	Compensation

Terry W. Hamann	2005	$126,243	$26,000	—	—	$2,993
Chairman, President, and
Chief Executive Officer (1)

	2004	$86,250	$22,500	—	15,000	$2,438

Jeffrey L. Nash	2005	$168,000	$26,000	—		$5,400
Executive Vice President,
Chief Financial Officer,
Bank President and
Director (2)

	2004	$164,370	$23,000	—	15,000	$4,394

Sandra L. Ellsworth	2005	$83,750	$5,207	—	—	$900
Secretary/Treasurer and
Treaty Oak Bank CFO
and Cashier (4)

	2004	$64,400	—	—	5,000	$718

M. Randall Meeks	2005	$91,417	$3,138	—	—	$3,633
Treaty Oak Bank
Chief Lending Officer (5)

	2004	$41,555				$1,247

Thomas Clark	2005	$95,022	$3,138	—		$2,149
Treaty Oak Bank Senior
Credit Officer and
Compliance Officer (6)

	2004	$44,880				$1,122

(1)

Mr. Hamann is also Chairman, President, and Chief Executive Officer of our affiliated organizing shareholder, Treaty Oak Holdings, Inc. All other compensation represents automobile allowances and our contributions to SIMPLE IRA plan.

(2)	All other compensation represents automobile allowances and our contributions to SIMPLE IRA plan.

(3)	All other compensation represents our contributions to SIMPLE IRA plan.

(4)	All other compensation represents our contributions to SIMPLE IRA plan.

(5)	All other compensation represents our contributions to SIMPLE IRA plan.

Option Grants

We did not grant any stock options or stock appreciation rights to any of the Named Executive Officers in the fiscal year ended September 30, 2005.

Fiscal Year-end Option Values

The following table provides information, with respect to the Named Executive Officers, concerning their exercise of options during the year ended September 30, 2005, and unexercised options held by them as of the end of such fiscal year.  We have not granted any stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END

OPTION/SAR VALUES

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options At FY-End Exercisable/Unexercisable	Value of Unexercised In-the- Money Options At FY-End Exercisable/Unexercisable(1)

Terry W. Hamann	—	—	5,000/10,000	$42,500/$85,000

Jeffrey L. Nash	—	—	5,000/10,000	$42,500/$85,000

Sandra L. Ellsworth	—	—	1,667/3,333	$14,170/$28,340

M. Randall Meeks			833/1667	$7085/14,170

Thomas G. Clark	—	—	833/1,667	$7,085/$14,170

(1)         The closing market price and the exercise price for new stock option issuances for our common stock at September 30, 2005, and at September 30, 2004, was $8.50 per share and $8.33 per share, respectively.

Director Compensation

We currently pay our outside directors for their services as directors and committee members, for attending and participating in Board and committee meetings. In the future, we expect to continue to pay retainer and committee fees at the rate customary in the banking and financial services industries.

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

In connection with our public offering, on May 20, 2004, we granted stock options to purchase an aggregate of 140,000 shares of our common stock to our Board members and those of the Bank, of which 70,000 shares were granted to non-employee Board members. Each stock option has an exercise price of $8.33 per share, and vests in three equal annual installments over the three-year period of continued service from the date of grant.  Messrs. Hamann, McLellan, and Nash each received options to purchase 15,000 shares, Ms. Ellsworth received options to purchase 5,000 shares, and the remaining Board members each received options to purchase 10,000 shares.  On February 8, 2005, we granted stock options to purchase an aggregate of 24,000 shares of our common stock to our non-employee Board members, including members of the Bank’s board of directors.  Each stock option has an exercise price of $8.83 per share. On March 22, 2005, we granted 3,000 stock options with an exercise price of $8.83 per share to Charles T. Meeks, whom we determined was also a non-employee board member.  On March 22, 2005, we granted 10,000 options to James Stone at an exercise price of $8.83 per share.  On September 27, 2005, we granted stock options to purchase an aggregate of 1,300 shares to employees of the Bank at an exercise price of $8.50 per share.  All of the options granted in fiscal year 2005 vest in three equal annual installments over the three-year period of continued service from the date of grant.

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

Item 11.                                                 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities authorized for issuance under equity compensation plans

The following table provides information as of September 30, 2005, regarding our 2004 Stock Incentive Plan under which our common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	203,800	$8.42	348,377	(1)

Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	203,800	$8.42	348,377

(1)           The plan reserve automatically increases on January 3, 2006, by an amount equal to 2% of the total number of shares of our common stock outstanding on December 31, 2005, subject to a 100,000-share increase limit.

Security Ownership of Certain Beneficial Owners and Management

This following table sets forth information regarding the beneficial ownership of our common stock as of December 5, 2005, for:

•                                          each person known by us to own beneficially more than 5% of our common stock;

•                                          each executive officer named in the summary compensation table;

•                                          each of our directors and director nominees; and

•                                          all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated in the notes following the table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The applicable percentage of ownership for each shareholder is based on 2,629,743 shares of common stock outstanding as of December 5, 2005, together with the shares of common stock underlying options or warrants held by such persons that are exercisable on or before February 1, 2005. Shares of common stock issuable upon exercise of options and other rights beneficially owned that are exercisable on or before February 8, 2005 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percentage
Named Executive Officers, Directors, and Director Nominees

Terry W. Hamann(1)(2)	31,199	1.19%

William J. McLellan(1)(3)	27,000	1.03%

Jeffrey L. Nash(1)(4)	21,002	*

Sandra L. Ellsworth (1)(5)	5,267	*

Thomas G Clark (1)(6)	4,433	*

M. Randall Meeks (1)(6)	4,435	*

Carl J. Stolle(7) 5108 Cuesta Verde Austin, Texas 78746	10,535	*

Marvin L. Schrager(8) 6907 Cat Creek Run Austin, Texas 78731	10,285	*

Charles T. Meeks(9) 2308 Quail Run Cove Lago Vista, Texas 78645	19,173	*

Hayden D. Watson(10) 7901 Bee Cave Road #18 Austin, Texas 78746	24,213	*

Arthur H. Coleman(11) 2905 Thousand Oaks Dr Austin, Texas 78746	4,053	*

5% Shareholders

Treaty Oak Holdings, Inc. (11) 101 Westlake Drive Austin, Texas 78746	1,000,000	38.02%

All directors and executive officers as a group (11 persons) (12)	161,595	4.14%

*                                         Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)                                  Address is 101 Westlake Drive, Austin, Texas 78746.

(2)                                  Includes 1,999 shares issuable upon exercise of common stock warrants and 5,000 shares issuable upon exercise of common stock options exercisable within 60 days of December 5, 2005.  Also includes 1,200 shares held by Mr. Hamann’s spouse, which beneficial ownership of such shares is disclaimed.

(3)                                  Includes 2,000 shares issuable upon exercise of common stock warrants and 5,000 shares issuable upon exercise of common stock options exercisable within 60 days of December 5, 2005.

(4)                                  Includes 1,000 shares issuable upon exercise of common stock warrants and 5,000 shares issuable upon exercise of common stock options exercisable within 60 days of December 5, 2005.  Also includes 1,000 shares and warrants to purchase 200 shares held for the benefit of Mr. Nash’ children, which beneficial ownership of such shares is disclaimed.

(5)                                  Includes 600 shares issuable upon exercise of common stock warrants and 1,66 shares issuable upon exercise of common stock options exercisable within 60 days of December 5, 2005.

(6)                                  Includes 600 shares issuable upon exercise of common stock warrants and 833 shares issuable upon exercise of common stock options within 60 days of December 5, 2005.

(7)                                  Includes 1,200 shares issuable upon exercise of common stock warrants and 3,333 shares issuable upon exercise of common stock options exercisable within 60 days of December 5, 2005.

(8)                                  Includes 1,158 shares issuable upon exercise of common stock warrants and 3,333 shares issuable upon exercise of common stock options exercisable within 60 days of December 5, 2005.

(9)                                  Includes 2,640 shares issuable upon exercise of common stock warrants and 3,333 shares issuable upon exercise of common stock options exercisable within 60 days of December 5, 2005.  Also includes 6,000 shares held jointly with Mr. Meeks’ spouse.

(10)                            Includes 3,480 shares issuable upon exercise of common stock warrants and 3,333 shares issuable upon exercise of common stock options exercisable within 60 days of December 5, 2005.

(11)                            Includes 120 shares issuable upon exercise of common stock warrants and 3,333 shares issuable upon exercise of common stock options exercisable within 60 days of December 5, 2005.

(12)                            Includes 15,397 shares issuable upon exercise of common stock warrants and 28,332 shares issuable upon exercise of common stock options exercisable within 60 days of December 5, 2005.

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

Registration Rights Agreement

Beginning January 1, 2005, and ending September 30, 2014, Treaty Oak Holdings is entitled to certain registration rights requiring us to register the sale of its shares under the Securities Act of 1933, under the terms of an agreement between us and Treaty Oak Holdings. Treaty Oak Holdings is entitled to demand that we register its shares of Treaty Oak Bancorp common stock under the Securities Act, subject to various limitations. We are not required to effect more than two registrations pursuant to these demand registration rights. In addition, Treaty Oak Holdings is entitled to piggyback registration rights with respect to the registration of its shares under the Securities Act, subject to various limitations. Further, at any time after we become eligible to file a registration statement on Form S-3, Treaty Oak Holdings may require us to file registration statements under the Securities Act on Form S-3 with respect to its shares of common stock. Treaty Oak Holdings may assign its registration rights to transferees of its shares of common stock under certain circumstances.

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

PGI Equity Partners, L.P.

Office Lease

Our offices are located in a renovated building at 101 Westlake Drive, Austin, Texas. Our bank occupies 8,000 square feet for its operations under a sublease agreement executed March 1, 2005 and amended October 1, 2005 with our shareholder Treaty Oak Holdings, Inc., the master lessee of the property.  Additionally, Treaty Oak Mortgage subleases 700 square feet of the building.

Investment in PGI Equity Partners, L.P.

On December 31, 2004, based upon the prior approval of the proposed terms, the independent, disinterested directors and members of our Audit Committee, Mr. Watson and Mr. Coleman, approved the terms whereby we purchased a 47.5% limited partnership interest in PGI Equity Partners, L.P for a cash purchase price of $950,000. In connection with the investment, we received (i) 80% priority on capital up to 130% of the investment; (ii) all annual cash flow in excess of the first $16,000; (iii) priority of 30% of investment on sale proceeds of real property; and (iv) additional pro-rata distributions subject to capital recovery of certain limited partners and the general partner.  In addition, we received a put right from Treaty Oak Holdings exercisable during November 2010 at 130% of the investment (the “Put Value”).  This put right will accelerate and become immediately exercisable if the value of Treaty Oak Holdings net assets is reduced to an amount less than two times the Put Value.  Subsequent to this investment Treaty Oak Holdings owns a limited partnership interest of 43.75%.

Treaty Oak Holdings, Inc.

On October 11, 2005, we made a $355,000 loan to Treaty Oak Holdings, Inc. (TOHI) with monthly interest payments due on the first of each month beginning November 1, 2005.  The purpose of the loan was to enable TOHI to pay off certain obligations, and to provide sufficient liquidity to TOHI until the proposed merger with the Company has been completed.  The principal balance, along with any accrued interest, is due and payable in full on September 1, 2006.

PGI Capital, Inc.

On March 14, 2005, in conjunction with the refinance of the PGI Equity Partner, LP, real estate, the Bank loaned PGI Capital, Inc., a controlled subsidiary of Treaty Oak Holdings, Inc., $200,000 which was in part loaned and in part contributed to the capital of PGI Equity Partners.  The loan was made on commercially reasonable terms and is secured by a certificate of deposit in the amount of $200,000 provided by Treaty Oak Bancorp, Inc.

Treaty Oak Mortgage, LLC

On June 28, 2005, we acquired a 50% interest in Treaty Oak Mortgage, LLC, a mortgage broker focusing on residential real estate lending, from Treaty Oak Financial Holdings, Inc., an affiliated company.  We acquired the interest in Treaty Oak Mortgage for a purchase price of $1,000.

Accounting and Tax Services

We receive tax planning advice and general tax and accounting services from Hamann, Ernstmeyer & Williamson, P.C. (formerly Hamann & Associates, P.C.  “HEW”), a professional corporation of certified public accountants in which Mr. Hamann (the Chief Executive Officer of the Company) owned an 80% interest until March 30,

2005, when his ownership interest was reduced to 5% and as of that time, he is no longer an officer or director of HEW. As of November 1, 2005, Mr. Hamann has no ownership interest in HEW. During the fiscal year ended September 30, 2005, we paid approximately $81,000 for these services.  For the fiscal year ending September 30, 2006, we expect to pay approximately $32,000 for these services.  None of the services provided in the year ended September 30, 2004, and none of the services provided for the year ended September 30, 2005 were provided by Mr. Hamann.

Hamann, Ernstmeyer and Williamson, P.C. is an accounting firm focused on tax planning and tax advisory work and does not provide auditing services to clients.

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

10.6

Treaty Oak Bancorp, Inc., 2004 Stock Incentive Plan (Amended and Restated as of May 20, 2004) (filed as Exhibit 4.3 to Registration Statement on Form S-8 filed with the Commission on October 22, 2004 (File No. 333-119914), which exhibit is incorporated herein by reference)

10.7*	Form of Indemnification Agreement between Treaty Oak Bancorp, Inc., and its Directors and Officers, and those of the Bank

10.8*	Registration Rights Agreement between Treaty Oak Bancorp, Inc., and Treaty Oak Holdings, Inc.

21	Subsidiaries

23.1	Consent of McGladrey & Pullen LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Item 14.                                                 Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our independent auditors, McGladrey & Pullen, LLP, for professional services rendered for the fiscal years ended September 30, 2005, and 2004.

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees (1)	$64,500	$58,000
Audit-Related Fees (2)	—	18,000
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$64,500	$76,000

(1) Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in the quarterly reports or services that are normally provided by the independent auditor in connection with the statutory and regulatory filings or engagements for the fiscal years ended September 30, 2005, and 2004.

(2)  Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”  These fees include review of registration statements and participation at meeting of the board of directors and audit committees.

(3) Tax Fees consist of aggregate fees billed for professional services for tax compliance, advice and planning.

(4) All other fees consist of aggregate fees billed for products and services other than those disclosed above and may include accounting research or assistance with regulatory matters.

Our Audit Committee has not established pre-approval procedures and instead specifically approves each service prior to the engagement of the auditor for all audit and non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREATY OAK BANCORP, INC.

Dated: December 29, 2005	By:	/s/ Terry W. Hamann
Terry W. Hamann, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry W. Hamann	Chairman of the Board, President, and	December 29, 2005
Terry W. Hamann	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey L. Nash	Executive Vice President, Chief
Jeffrey L. Nash	Financial Officer, and Director	December 29, 2005
(Principal Financial and Accounting
Officer)

/s/ William J. McLellan	Director	December 29, 2005
William J. McLellan

/s/ Charles T. Meeks	Director	December 29, 2005
Charles T. Meeks

/s/ Carl J. Stolle	Director	December 29, 2005
Carl J. Stolle

/s/ Marvin L. Schrager	Director	December 29, 2005
Marvin L. Schrager

/s/ Hayden D. Watson	Director	December 29, 2005
Hayden D. Watson

/s/ Arthur H. Coleman	Director	December 29, 2005
Arthur H. Coleman

Report of Independent Registered Public Accounting Firm

The Board of Directors

Treaty Oak Bancorp, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheets of Treaty Oak Bancorp, Inc. and Subsidiaries (the Company) as of September 30, 2005, and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Treaty Oak Bancorp, Inc. and Subsidiaries as of September 30, 2005, and 2004, and the results of their operations and their cash flows for the years then ended, in conformity U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Dallas, Texas

December 28, 2005

McGladrey & Pullen, LLP is an independent member firm of

RSM International, an affiliation of independent accounting

and consulting firms.

Treaty Oak Bancorp, Inc.

Consolidated Balance Sheets

September 30, 2005 and 2004

(Dollars In Thousands, Except Par Value Amounts)

	September 30,	September 30,
	2005	2004

ASSETS

Cash and cash items	$230	$3,562
Due from banks	9,271	1,272
Federal funds sold	3,606	4,450

Total cash and cash equivalents	13,107	9,284

Stock subscriptions receivable	—	3,379
Securities available for sale	427	464

Securities held to maturity, fair value of $3,472 and $6, respectively	3,501	7
Loans, net	35,683	9,953
Premises and equipment, net	5,819	1,227
Accrued interest receivable	348	144
Due from affiliates	34	69
Goodwill	1,161	1,161
Core deposit intangibles, net	54	64
Other assets	615	416

Total assets	$60,749	$26,168

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$17,057	$2,579
NOW, money market and savings	13,413	2,391
Time deposits	15,076	8,223

Total deposits	45,546	13,193

Accrued interest payable	116	15
Liability under capital lease	—	509
Notes payable	2,801	—
Minority interest - PGI Equity Partners, LP	1,109	—
Other liabilities	144	132

Total liabilities	49,716	13,849

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,635,746 and 2,169,814, respectively, issued.	26	22
Paid-in capital	14,949	11,067
Accumulated deficit	(3,888)	(2,151)
Common shares subscribed but not paid for and not issued - none and 405,663 shares, respectively	—	3,379
Accumulated other comprehensive income (loss)	(4)	2
Less shares held in treasury, at cost (6,003 shares)	(50)	—
Total shareholders’ equity	11,033	12,319

Total liabilities and shareholders’ equity	$60,749	$26,168

See Notes to Consolidated Financial Statements.

Treaty Oak Bancorp, Inc.

Consolidated Statements of Operations

Year Ended September 30, 2005 and 2004

(Dollars In Thousands, Except Per Share Amounts)

	2005	2004

Interest income:
Loans, including fees	$1,700	$447
Taxable securities	131	7
Interest on deposits with other banks	70	4
Federal funds sold	160	13

Total interest income	2,061	471

Interest expense:
Deposits	482	82
Other borrowings	146	41

Total interest expense	628	123

Net interest income	1,433	348

Provision for loan losses	130	95

Net interest income after provision for loan losses	1,303	253

Noninterest income:
Service charges on deposit accounts	80	33
Other noninterest income	247	1

Total noninterest income	327	34

Noninterest expense:
Salaries and employee benefits	1,793	1,072
Occupancy and equipment expenses	296	121
Accounting and other professional fees	291	—
Acquisition and capital raising costs	—	524
Other noninterest expense	1,015	503
Losses allocated to minority interest	(28)	—

Total noninterest expense	3,367	2,220

Net loss	$(1,737)	$(1,933)

Loss per common share - basic and diluted	$(0.66)	$(1.72)
Weighted average shares outstanding - basic and diluted	2,619,411	1,122,482

See Notes to Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Consolidated Statements of Changes In Shareholders’ Equity

Year Ended September 30, 2005 and 2004

(Dollars In Thousands)

						Accumulated
			Additional	Subscribed for		other
	Common Stock		paid-in	but not paid for	Accumulated	comprehensive	Treasury
	Shares	Amount	capital	and not issued	Deficit	income (loss)	Stock	Total
Balances at October 1, 2003	—	$—	$218	$—	$(218)	$—	$—	$—

Initial capital contribution from organizing shareholder	1,000,000	10	1,677	—	—	—	—	1,687
Sale of common stock - initial issuance	40,000	—	—	—	—	—	—	—
Contribution of pre-opening expenses incurred by organizing shareholder	—	—	246	—	—	—	—	246
Contribution of deferred stock issuance costs by organizing shareholder on behalf of the Company	—	—	103	—	—	—	—	103
Non-cash stock based compensation	—	—	333	—	—	—	—	333
Sale of common stock, net of issuance costs	1,129,814	12	8,490	—	—	—	—	8,502
Common stock subscribed for but not paid for and not issued	—	—	—	3,379	—	—	—	3,379
Comprehensive loss:
Net loss	—	—	—	—	(1,933)	—	—	(1,933)
Change in unrealized appreciation on securities available for sale	—	—	—	—	—	2	—	2

Total comprehensive loss	—	—	—	—	—	—	—	(1,931)

Balances at Septem ber 30, 2004	2,169,814	22	11,067	3,379	(2,151)	2	—	12,319

Sale of common stock subscribed as of September 30, 2004	405,663	4	3,375	(3,379)	—	—	—	—
Sale of common stock, net of costs of issuance	47,510	—	393	—	—	—	—	393
Shares repurchased and held in treasury		—	—	—	—	—	(50)	(50)
Non-cash stock based compensation	11,199	—	98	—	—	—	—	98
Shares issued through the exercise of common stock warrants	1,560	—	16	—	—	—	—	16
Comprehensive loss:
Net loss		—	—	—	(1,737)	—	—	(1,737)
Change in unrealized depreciation on securities available for sale		—	—	—	—	(6)	—	(6)
Total comprehensive loss					—	—	—	(1,743)

Balances at September 30, 2005	2,635,746	$26	$14,949	$—	$(3,888)	$(4)	$(50)	$11,033

See Notes to Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended September 30, 2005 and 2004

(Dollars In Thousands)

	2005	2004

Cash flows from operating activities:
Net loss	$(1,737)	$(1,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interests in partnership loss	28	—
Provision for loan losses	130	95
Non-cash stock based compensation	102	333
Non-cash pre-opening expenses incurred by majority shareholder on behalf of the company	—	246
Write off of loan acquisition costs in connection with refinancing	100
Depreciation and amortization	321	33
Net amortization on securities	—	4
Changes in other operating assets and liabilities:
Accrued interest receivable	(204)	41
Other assets	(59)	(216)
Accrued interest payable	101	2
Other liabilities	8	130
Net cash used in operating activities	(1,210)	(1,265)

Cash flows from investing activities:
Proceeds from maturities and principal repayments on securities - available for sale	31	31
Proceeds from maturities and principal repayments on securities - held to maturity	2,000	400
Purchase of securities - held to maturity	(5,494)	—
Purchase of securities - available for sale	—	(401)
Cash paid for acquisitions	(926)	(337)
Proceeds of sale of other real estate	—	54
Purchase of correspondent bank stock	(106)	—
Net increase in loans	(25,860)	(1,562)
Advances to affiliates	(128)	(69)
Repayments of advances to affiliates	163	—
Purchases of premises and equipment	(623)	(271)
Net cash used in investing activities	(30,943)	(2,155)

Cash flows from financing activities:
Net increase in deposits	32,353	4,311
Initial capital contribution of majority shareholder	—	1,200
Proceeds from the sale of common stock and exercise of warrants, net of issuance costs for 2004	3,788	8,912
Repayments of Federal Home Loan Bank loan	—	(700)
Decrease in notes payable for Texline State Bank acquisition	—	(1,019)
Net repayment of mortgage through refinance, net of costs	(364)	—
Proceeds from note payable - PGI Equity Partners, LP	150	—
Borrowing through notes payable to affiliates	—	500
Repayments of notes payable to affiliates	—	(500)
Borrowings from affilates	—	1,252
Repayments to affiliates	—	(1,252)
Repurchase of common stock	(50)	—
Change in minority interest-PGI Equity Partners, LP	99	—
Net cash provided by financing activities	35,976	12,704

Net increase in cash and cash equivalents	3,823	9,284

Cash and cash equivalents at beginning of year	9,284	—

Cash and cash equivalents at end of year	$13,107	$9,284

See Notes to Consolidated Financial Statements.

	2005	2004

Supplemental disclosures of cash flow information:
Contribution of deferred stock issuance costs	$—	$410
Contribution of direct acquisition costs - Texline State Bank	$—	$130
Contribution of deposit on Texline State Bank	$—	$50
Cash interest paid	$527	$125
Commitment under capital lease	$—	$509
Assets acquired through foreclosure	$15	$54

Acquisition of Texline State Bank
Assets acquired		$10,953
Liabilities assumed		(9,597)
Notes payable on acquisition		(1,019)
Cash paid, net of cash received		$337

Acquisition of interest in PGI Equity Partners:
Assets acquired - investment in PGI Equity Partners, LP	$4,943
Liabilities assumed - investment in PGI Euity Partners, LP	(3,015)
Minority interest - PGI Equity Partners, LP	(1,002)
Cash paid, net of cash acquired	$926

See Notes to Consolidated Financial Statements.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2005 and 2004

Note 1.  Organization and Nature of Operation

Treaty Oak Bancorp, Inc. (the “Company”) is a Bank holding company incorporated on November 18, 2003, and organized December 8, 2003 for the purpose of holding the common stock of Treaty Oak Bank (formerly Texline State Bank, the “Bank”).  The Company acquired the Bank on March 9, 2004, and began conducting banking operations in Texline, Texas.  On September 10, 2004, the Company received final approval to relocate the main office of the Bank to Austin, Texas, and to rename the Bank “Treaty Oak Bank.”  The Bank commenced operations in Austin, Texas, on September 10, 2004, and prior to the commencement of operations in Austin, the Company was considered to be in the development stage.  Since opening the Austin, Texas, offices, the Company has pursued its business model of movement toward a more diversified lending strategy with an emphasis on commercial and real estate lending.

The Company acquired a 47.5% interest in PGI Equity Partners, LP (the “Partnership”) on December 30, 2004. The Partnership owns and operates the building in which the Company offices.

The Company acquired a 50% interest in Treaty Oak Mortgage, LLC, on June 28, 2005 for $1,000.  Treaty Oak Mortgage provides mortgage brokerage services in 38 states.  The Company does not have a controlling financial interest in Treaty Oak Mortgage, LLC, and it is accounted for on the equity method of accounting.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Company and its wholly owned subsidiary, the Bank.  Significant inter-company accounts and transactions have been eliminated.  The investment in PGI Equity Partners, LP, in which it has been determined that the Company exerts significant influence, is also consolidated under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of of Accounting Research Bulletin No. 51” (“FIN 46”).  FIN 46 was adopted by the Company for the quarter ended December 31, 2004.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.  Federal funds are normally sold for one-day periods.  The Company normally considers all highly liquid investments with an initial maturity of less than ninety days to be cash equivalents.  Cash flows from loans, due from time deposits and deposits are reported net.

Securities

Securities classified as available for sale are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.  Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of income taxes.  Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Declines in the fair market value of individual securities to below cost result in the write-down to fair market value. Securities classified as held to maturity are those that the Company has the ability and intent to hold until the instrument matures under the terms of its issuance and are reported at amortized cost.  Management determines the appropriate classification of securities at the time of purchase.

Interest income includes amortization of purchase premiums and discounts.  Gains and losses on sales of securities are recorded on the trade date and are determined using the specific identification method.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loan fees and direct loan origination costs are capitalized and amortized over the expected life of the loan.

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

Other Real Estate and Repossessed Assets

Assets acquired through or instead of loan foreclosures are initially recorded at fair value when acquired, establishing a new cost basis.  If fair value declines, a valuation allowance is recorded through expense.  Costs after acquisition are expensed.

Comprehensive Income (Loss)

Comprehensive income (loss) is included in the consolidated statement of changes in shareholders’ equity and reported for all periods.  Comprehensive income (loss) includes both net income (loss) and other comprehensive income (loss), which includes the change in unrealized gains and losses on securities available for sale.

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

Impairment of Long-Lived Assets

The Company evaluates and recognizes impairment of long-lived assets under the provisions of SFAS No. 144, Accounting for the impairment of Long-Lived Assets.  The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.;

an impairment loss is recognized when the sum of the undiscounted future cash flow is less than the carrying amount of the asset, in which case, a write-down is recorded to reduce the related asset to its estimated fair value.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method.  Accordingly, compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at date of grant over the exercise price.

The Company accounts for stock-based compensation to non-employees at fair value.

The weighted average fair value of the options granted during the yeara ended September 30, 2005 and the year ended September 30, 2004 have been estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0%
Risk-free interest rate	3.86 – 4.42%
Expected volatility	22%
Expected life in years	6.85 Years

The table below presents the pro forma effect on the Company’s loss from operations assuming the Company expensed the fair value of the options.

	Years Ended
	September 30,	September 30,
	2005	2004

Net loss - as reported	$(1,737)	$(1,933)
Net loss - pro forma	$(1,848)	$(2,003)

Loss per share - as reported
basic	$(0.67)	$(1.72)
diluted	$(0.67)	$(1.72)

Loss per share - pro forma
basic	$(0.71)	$(1.80)
diluted	$(0.71)	$(1.80)

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Earnings (Loss) Per Share

Basic earnings(loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued.  For the years ended September 30, 2005 and September 30, 2004, all potentially dilutive securities were anti-dilutive due to the Company’s net loss.

Statement of Cash Flows

The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits and loans.

Fair Value of Financial Instruments

The Company provides disclosures regarding financial instruments as prescribed by accounting principles generally accepted in the United States of America.  These disclosures do not purport to represent the aggregate net fair value of the Company.  Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations which vary widely among different financial institutions and which are subject to change.  With the exception of the financial instruments described below, the estimated fair values of financial instruments approximately their carrying amounts.  The following methods and assumptions were used by the Company in estimating financial instruments’ fair values:

Loans:  The fair values estimated for loans are estimated using a discounted cash flow calculation based on the interest rates currently being charged comparative to average market rates being charged for loans of similar amounts and maturities.

Securities:  The fair value of investment securities are the market value for those securities as determined by the market on the balance sheet date.

Deposits:  The fair values estimated for demand deposits (interest and non-interest bearing accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts).  Fair values of fixed rate certificates of deposits are estimated using a discounted cash flow calculation based on interest rates currently being offered.

Notes Payable:  The fair values for notes payable are estimated using discounted cash flow calculation based on the interest rates currently being charged in the market comparative to the rate charged on the notes.

New Accounting Pronouncements

Variable Interest Entities.  In January 2003, the Financial Accounting Standards Board issued FIN 46.  FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of an entity’s expected losses and/or receives a majority of the entity’s expected residual returns, as a result of ownership or from a contractual or other financial interest in the entity.  The provisions of this statement were effective for the first fiscal quarter of 2005, and the Company adopted the provisions of this statement during that period in conjunction with its acquisition of an interest in PGI Equity Partners, LP.  The effect of the statement of operations from the application of FIN 46 is a reclassification of revenues and expenses into other income and expense accounts rather than in a single net income figure.  As a result there was no net income effect from the adoption of this statement.

FASB Statement 123R – On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payments” which is a revision of FASB No. 123, Accounting for Stock-Based

Compensation Statement 123(R) supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations based on their fair values.  The Company is required to adopt this statement on October 1, 2006.  Management has not yet determined the impact that this statement will have on our consolidated financial statements as it is dependent upon the levels of share based payments granted in the future.

Note 3.  Common Stock Offering

The Company issued 1,582,987 shares of its common stock at $8.33 per share, resulting in gross proceeds of approximately $13,186,282 and incurred offering costs of $910,000 in an offering that closed on September 30, 2004. The stock subscription receivable at September 30, 2004 (the date the offering closed), represents stock subscription agreements that were received on or before September 30, 2004, and collected during the period from October 1, 2004 to December 3, 2004.  The final stock subscription was paid in full on March 11, 2005; accordingly, there was no stock subscription receivable balance as of September 30, 2005.  All of the stock subscriptions have been accounted for and that activity has been closed.

In addition, the Company issued warrants to purchase one share of common stock for every five shares of common stock purchased, up to a maximum of 280,000 warrants.  This amount was increased to approximately 318,000 warrants in conjunction with the over-subscription of the offering.  The warrants have an exercise price for $10.00 per share and are exercisable at any time prior to June 30, 2007, subject to certain corporate transactions. 1,560 of the warrants had been exercised as of September 30, 2005.

The Company used the proceeds of the offering to pay the costs of the offering, pay the balance of the acquisition indebtedness for the purchase of Texline State Bank, and pay off certain other short-term borrowings, including advances and a note payable to the organizing shareholder.  The remaining balance of the offering proceeds have been used for investment and for the payment of operating expenses.

Treaty Oak Holdings advanced funds for organizational, acquisition, offering and other pre-operating expenses.  These advances were made under an expense reimbursement agreement which obligated the majority shareholder to advance such funds on behalf of the Company, up to an aggregate of $775,000 subsequent to December 8, 2003.

When the Company raised $4,000,000 from the issuance of its common stock, the Company was obligated to reimburse these costs, which were reimbursed in September 2004.  Costs of raising capital and costs identified as start-up costs in excess of $775,000 were paid on behalf of the Company by the organizing shareholder and are reflected in the accompanying financial statements as contributed capital.  Costs of capital incurred of $103,000 and pre-opening expenses of $246,000 were contributed to capital for the year ended September 30, 2004.

Note 4.  Acquisition of Texline State Bank

On March 9, 2004, the Company purchased, 99.92% of the outstanding shares of the Bank’s common stock, the only stock currently outstanding, for a total purchase price of approximately $2,225,000.  The Bank was acquired as the first phase of the Company’s business plan to acquire a small Texas chartered Bank with the second phase being to relocate the charter to Austin, Texas.  This second phase was completed on September 10, 2004, when the Company received final approval to change the name of Bank to Treaty Oak Bank and to open the main office of the Bank in Austin, Texas.

The purchase price was paid approximately $1,206,000 in cash and notes payable of $1,019,000.  The notes bore interest at 5% per annum and were being amortized over 10 years.  These notes accelerated and became immediately payable when the Company sold at least $7,000,000 of its common stock in the public offering.  The notes were paid off in September 2004.  The operating results of the Bank are included in the Company’s financial statements since the date of acquisition.

The purchase price and preliminary allocation of the purchase price for the Bank, was as follows (in thousands):

Contract price	$2,225
Acquisition costs	218
Total purchase	$2,443

Immediately following the acquisition, Texline condensed balance sheet was as follows:

Cash and cash equivalents	$869
Securities	503
Loans, net	8,540
Core deposit intangibles	70
Goodwill	1,161
Other assets	897
Total Assets	12,040

Deposits	(8,882)
Other liabilities	(715)
Total liabilities assumed	(9597)
Allocated purchase price	$2,443

The table below shows the actual results of operations assuming the acquisition of Treaty Oak Bank as of the first day of the period.

Year Ended September 30, 2004
Interest income	$653
Net loss	$(1,775)
Loss per share	$(1.58)

Note 5.  Adoption of FASB Interpretation No. 46(R): Consolidation of Variable Interest Entities (FIN 46(R))

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

The Company has determined that it is the consolidating parent of the Partnership for financial reporting purposes based upon its investment in the Partnership combined with its lessee relationship with the Partnership.

The assets and liabilities of the Partnership have been included in the consolidated balance sheet of the Company at September 30, 2005.  The balance sheet of the Partnership as of September 30, 2005, was as follows (in thousands):

Cash	$24
Premises and equipment, net	4,767
Other assets	176

Total Assets	$4,967

Mortgage payable	$2,919
Other liabilities	96
Partners’ capital	1,952

Total Liabilities and Partners’ Capital	$4,967

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

Note 6.  Securities

  Securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2005:
Agency notes and bonds	$3,495	$—	$(28)	$3,467
Mortgage-backed securities and collateralized mortgage obligations	6	—	(1)	5

Total held to maturity	3,501	—	(29)	3,472

Agency notes and bonds	401	—	(5)	396
Mortgage-backed securities and collateralized mortgage obligations	30	—	1	31
Total available for sale	431	—	(4)	427

Total	$3,932	$—	$(33)	3,899

September 30, 2004:
Mortgage-backed securities and collateralized mortgage obligations	$7	$—	$(1)	$6
Total held to maturity	7	—	(1)	6

Agency notes and bonds	404	—	—	404
Mortgage-backed securities and collateralized mortgage obligations	58	2	—	60
Total available for sale	462	2	—	464
Total	$469	$2	$(1)	$470

At September 30, 2005, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholder’s equity.

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).

The table below reflects the securities which were in a loss position on September 30, 2005, and the length of time they have been so positioned.

	Continuous Unrealized losses existing for less than 12 months		Continuous Unrealized losses existing for more than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Securities Available For Sale
Agency notes and bonds	198	2	198	3	396	5
Mortgage-backed securities and collateralized mortgage	—	—	3	—	3	—
	198	2	201	3	399	5

Securities Held to Maturity
Agency notes and bonds	3,467	28	—	—	3,467	28
Mortgage-backed securities and collateralized mortgage	—	—	5	1	5	1
	3,467	28	5	1	3,472	29

For those securities with unrealized losses at September 30, 2005, the losses are generally due to changes in interest rates and, as such, are considered by management to be temporary.

The amortized cost and estimated fair value of securities at September 30, 2005, by contractual maturity, are shown below. Expected maturities for mortgage backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
September 30, 2005:
Available for sale
Due in one year or less	$401	$396
Due from one year to five years	—	—
Mortgage-backed securities	30	31
	431	427
Held to maturity
Due in one year or less	$1,498	$1,490
Due from one year to five years	1,997	1,977
Mortgage-backed securities	6	5
	3,501	3,472

At September 30, 2005, $1,218,000 of the Company’s securities was pledged to the Texline Independent School District ($1,016,000) and to the City of Texline ($202,000). At September 30, 2004, all of the securities owned by the Company were pledged to the Texline Independent School District ($265,000) and the City of Texline ($205,000).

Note 7.  Loans and Allowance for Loan Losses

The Company grants real estate, commercial, and agribusiness loans to customers primarily in the Austin and Northwest Texas markets.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their obligations is dependent upon the general economic conditions of the area.

Loans at September 30, 2005 and 2004, were as follows (in thousands):

	September 30, 2005	September 30, 2004

Agriculture	$3,261	$3,444
Commercial	12,887	2,316
Commercial real estate	8,619	1,030
Residential real estate	4,524	2,627
Construction real estate	4,152	33
Consumer	2,517	720
Gross Loans	35,960	10,170
Less: allowance for loan losses	(277)	(217)
Net Loans	$35,683	$9,953

Activity in the allowance for loan losses for the years ended September 30, 2005, and 2004, was as follows (in thousands):

	September 30, 2005	September 30, 2004

Balance at beginning of the period	$217	$—
Balance on date of acquisition	—	166
Provision for loan losses	130	95
Loans charged off	(85)	(65)
Recoveries on loans previously	15	21

Balance at the end of the period	$277	$217

The Company had no impaired loans at September 30, 2005, or September 30, 2004.  At September 30, 2005, and September 30, 2004, the Company had approximately 91,000 and 153,000, respectively in non-performing loans, consisting of 85,000 and 97,000, respectively, in non-accruing loans and 6,000 and 56,000, respectively, in loans 90 days or more past due, still accruing interest.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of September 30, 2005 and September 30, 2004.

Note 8.  Premises and Equipment

Premises and equipment at September 30, 2005, and 2004, were as follows (in thousands):

	September 30, 2005	September 30, 2004

Land	$949	$4

Building and leasehold improvements	4,520	615

Furniture, fixtures and equipment	718	635
Subtotal	6,187	1,254

Less accumulated depreciation and amortization	(368)	(27)
Total	$5,819	$1,227

Note 9.  Lease

Effective September 28, 2004, the Company entered into a three-year lease for certain furniture, fixtures and equipment.  The first payment under this lease was due on January 1, 2005, although the Company had already accepted deliver of the equipment on September 30, 2004.  The lease had a renewal option for two additional years.  Due to certain financing provided by the Bank to the lessor, the lease was treated as a capital lease and the lease would have been amortized over the maximum 60 month term.  The lease was paid-in-full and the equipment purchased in January 2005.

Note 10.  Notes Payable

Notes payable consists of the following:

	September 30,
	2005	2004
Mortgage note payable, bearing interest at 5.92% per annum, with monthly principal and interest payments $18,453.40 through maturity in March 2015; secured by real estate.	$2,727	$—
Other	74	—
	$2,801	$—

	September 30,
	2005	2004
Year ending September 30,
2006	76	—
2007	80	—
2008	85	—
2009	89	—
2010	79	—
Thereafter	2,392	—
		—
	2,801	—

Note 11.  Deposits

Time deposits of $100,000 or more totaled $7,796,971 and $1,597,064 at September 30, 2005 and at September 30, 2004, respectively. At September 30, 2005, the scheduled maturities of time deposits were as follows (in thousands):

Years ending September 30,	September 30, 2005

2006	$12,685

2007	2,391

$15,076

Note 12.  Goodwill and Other Intangibles

In conjunction with the acquisition of Texline State Bank (Note 4), the Company recorded Goodwill of $1,161,000 and core deposit intangibles of $70,000.  Goodwill is periodically, but at least annually reviewed to determine whether a decline in value exists which requires a charge to earnings and a reduction to the net goodwill reflected on the statement of financial condition of the Company.

Core deposit intangibles are amortized on a straight-line basis over seven years.  The following table reflects the net carrying amount of core deposit intangibles at September 30, 2005 and at September 30, 2004.

	September 30,	September 30,
	2005	2004
Gross core deposit intangibles	$70	$70
Less accumulated amortization	(16)	(6)
Net core deposit intangibles	$54	$64

Core deposit intangibles will continue to be amortized over the next five (5) years at the rate of approximately $10,000 per year.

Note 13.  Stock Based Compensation and 2004 Stock Incentive Plan

On December 8, 2003, in conjunction with the issuance of 40,000 shares of the Company’s common stock to four individual organizers, the Company recognized compensation expense of $332,400.

On January 19, 2004, the Company and its shareholders approved the Company’s 2004 Stock Incentive Plan (the “Plan”).  The Plan authorizes incentive stock option grants, non-statutory stock option grants, direct stock issuances, stock appreciation rights, salary investment option grants, and director fee option grants.  Eligible participants are employees, non-employee board members, and independent consultants or advisors.  500,000 shares of common stock were initially reserved under the Plan, and the share reserve increases on the 1st business day in January each year (beginning in 2005) by an amount equal to 2% of the number of outstanding shares of the Company on the last business day in December of the preceding year, subject to a maximum annual increase of 100,000 shares.  For the year ending September 30, 2005, the increase in the number of shares available to the plan was 52,177.  No person may receive stock option grants, stock issuances, or stock appreciation rights for more than 100,000 shares in the aggregate in any calendar year under the Plan.

In February 2005, the Company awarded share issuances for an aggregate of 10,803 shares of common stock under its 2004 incentive plan in connection with services that were rendered to the Company. These shares were fully vested. The Company recorded a compensation expense in February of $95,000 related to this transaction.  During May 2005, the Company issued 396 shares of common stock for services provided by an outside consultant at $8.83 per share. As a result, the Company recognized compensation expense in the amount of $3,500 in May, 2005.  An additional 38,300 options were granted to board members and employees in the last quarter of fiscal 2005.  The options expire in ten (10) years and vest over three (3) years.

19

	2005		2004
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	165,500	$8.33	—	$—
Granted	38,300	8.82	175,500	8.33
Exercised	—	—	—	—
Forfeited/expired	—	—	(10,000)	8.33
Outstanding, end of year	203,800	$8.42	165,500	$8.33

Exercisable at the end of the period	—		—
Weighted-average fair value of options granted during the year		$1.77		$1.77
Weighted-average remaining contractual life (months)	103		118

Note 14.  Other Related Party Transactions

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

Transactions with Our Organizing Shareholder

Treaty Oak Holdings, our organizing shareholder, obtained a working capital line of credit in the amount of $950,000 from TIB—The Independent BankersBank, Irving, Texas. The line of credit was repaid in full in September 2004.  Under the terms of an Expense Reimbursement Agreement, we reimbursed Treaty Oak Holdings for the organizational, other pre-opening, and offering expenses it paid or accrued on our behalf in the amount of $775,000 during fiscal year 2004, and an additional approximately $250,000 of costs not subject to the Expense Reimbursement Agreement.  At September 30, 2004, there was an advance payable to the Company from Treaty Oak Holdings of approximately $61,000 arising in the ordinary course of business between the two companies.

Certain pre-operating costs, including costs incurred in connection with the organization of the Company and the acquisition of the Bank, have been incurred by the Company or were incurred and paid by Treaty Oak Holdings, Inc., the Company’s organizing shareholder.  These costs amounted to $246,000 for the year ended September 30, 2004 and have been included in the statement of operations.

PGI Capital, Inc.

The Company loaned $200,000 to PGI Capital, Inc., a wholly owned subsidiary of Treaty Oak Holdings, Inc., on March 10, 2005, in conjunction with the refinance of the premises. The loan was renewed on September 26, 2005. PGI Capital, Inc., is the general partner in PGI Equity Partners, LP.  The funds were partially loaned to, and partially contributed to the capital of, PGI Equity Partners, LP.  The loan bears interest at 5.05% and is due in full on March 8, 2006.

Treaty Oak Mortgage, LLC

On June 27, 2005, the Company purchased a 50% interest in Treaty Oak Mortgage, LLC, from Treaty Oak Financial Holdings, Inc., a company under common control with our organizing shareholder, for a total purchase price of $1,000.  Treaty Oak Mortgage, LLC, is a mortgage broker operating in 38 states.

Accounting and Tax Services

The Company receives tax planning advice and general tax and accounting services from Hamann, Ernstmeyer & Williamson, P.C. (formerly Hamann & Associates”, P.C.  “HEW”), a professional corporation of certified public accountants in which Mr. Hamann (the Chief Executive Officer of the Company) owned an 80% interest until March 30, 2005 when his ownership interest became 5%. As of November 1, 2005, Mr. Hamann has no ownership interest in HEW.  For the years ended September 30, 2005 and 2004, the Company paid approximately $123,000 and $ 113,000, respectively, for these services primarily with respect to assistance in the preparation of the Company’s monthly and periodic reporting, tax planning and reporting, and other advisory services including public reporting matters. None of the fees paid for services during the years ended September 30, 2005, and 2004, were related to the efforts of Mr. Hamann, and Mr. Hamann is not currently compensated by the firm.

Other Transactions

The Company has a $34,000 due from affiliate balance as of September 30, 2005 which represents amounts due from Treaty Oak Holdings, Inc. to PGI Equity Partners, LP for occupancy costs.

On October 11, 2005, the Company made a $355,000 loan to Treaty Oak Holdings, Inc. (TOHI) with monthly interest payments due on the first of each month beginning November 1, 2005.  The purpose of the loan was to enable TOHI to pay off certain obligations, and to provide sufficient liquidity to TOHI until the proposed merger with the Company has been completed.  The principal balance, along with any accrued interest, is due and payable in full on September 1, 2006.

Note 15.  Other Non-interest Expense

Other non-interest expense consists of operating expenses such as data processing, advertising and marketing expenses, office supplies and general administrative and operating expenses.  Also included in non-interest expense is the depreciation of the building owned by PGI Equity Partners, LP.  The following table represents major categories of non-interest expense for the fiscal year ended September 30, 2005:

For the year ended September 30,	2005	2004

Data processing, IT security and software maintenance	$148	$8
Depreciation and amortization	291	15
Write-off of loan acquisition fees on refinance, gross	100	—
Advertising, marketing, business development	84	62
Director and committee fees	50	—
Other operating expenses	343	418
	1,015	503

Note 16.  Federal Income Taxes

	2005	2004
Deferred tax assets:
Net operating loss carryforward	$1200	$489
Other	51	294
	1,251	783
Less valuation allowance	(1,251)	(783)
	$—	$—

At September 30, 2005, and 2004, the Company had approximately 3,339,000 and $1,862,000, respectively, of federal net operating loss carry-forwards which expire in 2021 to 2025.

As a result of recent operating losses, management determined that the realization of the deferred tax asset was not more likely than not and accordingly such deferred tax assets have been fully reserved.

A reconciliation of the income tax benefit at the U.S. federal statutory income tax rate of 34% to actual income tax benefit for the years presented is as follows (in thousands):

	Year ended September 30,
	2005	2004
Income tax benefit at statutory rate	$(591)	$(657)
Non-cash compensation	1	113
Net operating losses acquired	—	(170)
Increase in valuation allowance	468	709
Other	(122)	5
	$—	$—

Other, for the year ended September 30, 2005, consists of items not deductible for task purposes of $12,000 and the effect of changes in tax estimates resulting from completion of 2004 tax return of $110,000.

Note 17.  Financial Instruments with Off-Balance Sheet Risk

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

The following table summarizes the Company’s off-balance sheet financial instruments as of September 30, 2005, and September 30, 2004 (in thousands):

	2005	2004

Commitments to Extend Credit	$14,043	$1,264
Standby Letters of Credit	$269	$97

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2005 and at September 30, 2004, no amounts had been recorded as liabilities for the Bank’s potential obligations under these guarantees.

The Company periodically is subject to litigation as part of normal business operations.  As of September 30, 2005, and 2004 there was no material, or potentially material, ongoing litigation.

Note 18.  Fair Value of Financial Instruments

	September 30, 2005		September 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$13,107	$13,107	$9,284	$9,284
Securities available for sale	427	427	464	467
Securities held to maturity	3,501	3,472	7	6
Loans, net	35,683	35,792	9,953	10,065
Accrued interest receivable	348	348	144	144

Financial Liabilities:
Deposits	45,546	45,507	13,193	13,220
Accrued interest payable	102	102	15	15
Notes payable	2,801	2,428	—	—

Note 19.  Dividend Restrictions and Regulatory Matters

Banks and Bank holding companies are subject to regulatory capital requirements administered by state and federal Banking regulatory agencies.  Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Failure to meet capital requirements can initiate regulatory action.  As of September 30, 2005, and at September 30, 2004, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

The following table sets forth the Bank only actual capital levels in addition to the requirements under prompt corrective action regulations (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Bank Only)
September 30, 2005:
Tier I capital to average assets	$7,617	14.71%	$1,652	4.0%	$2,589	5.0%
Tier I capital to risk weighted assets	7,617	18.12%	3,305	4.0%	2,481	6.0%
Total capital to risk weighted assets	7,894	19.09%		8.0%	4,134	10.0%
September 30, 2004:
Tier I capital to average assets	$6,439	42.68%	$603	4.0%	$754	5.0%
Tier I capital to risk weighted assets	6,439	56.51%	456	4.0%	905	6.0%
Total capital to risk weighted assets	6,582	57.77%	911	8.0%	1,139	10.0%

As of September 30, 2005 and at September 30, 2004, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations.  Management is not aware of any conditions subsequent to September 30, 2005 that would change the Bank’s capital category.

The Bank is a state chartered Banking association and is subject to regulation, supervision and examination by the Texas Department of Banking (TDB) and the Federal Deposit Insurance Corporation (FDIC).  In addition, upon making certain determinations with respect to the condition of any insured Bank, the FDIC may begin proceedings to terminate a Bank’s federal deposit insurance.

From its initial acquisition of Texline State Bank, the Company’s Banking operations had been subject to a Memorandum of Understanding (MOU) with the FDIC.  The MOU had been entered into for the purpose of ensuring that Bank management appropriately and adequately addressed certain deficiencies identified by the FDIC and (TDB) during previous regulatory examinations prior to the Company’s acquisition.  Following the FDIC examination of Treaty Oak Bank in November, 2004, the FDIC terminated the old MOU and replaced with a new MOU that was more limited in scope. At a follow-up review of the Bank conducted jointly by the FDIC and TDB, the on-site examiners deemed the Bank’s actions to date with regard to the new MOU to be “satisfactory.”  The Bank was later advised to discontinue the submission of quarterly responses to the MOU based upon the Bank’s affirmative actions in a letter dated April 25, 2005 from the FDIC. Management believes the Company is in compliance with the MOU.

Certain restrictions exist regarding the ability of the Bank to pay cash dividends.  Regulatory approval is required in order to pay dividends until such time as the accumulated deficit is eliminated and certain other conditions are met.   Further, the Company has been notified by its Banking regulators that no approval will be received in the first three years of operations.