Form 10QSB
period 2005-12-31
TREATY OAK BANCORP INC
filed 2006-02-14
CIK 1276130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes  ☒        No ☐

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 13, 2006.

$0.01 Par Value Common Stock	2,635,986 shares

Transitional Small Business Disclosure Format (Check one):         Yes  ☐     No ☒

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2005 and December 31, 2005 (unaudited)

Consolidated Statements of Operations for the Three-Month Periods ended December 31, 2005, and 2004 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity for the Three-Month Period ended December 31, 2005 (unaudited)

Consolidated Statements of Cash Flows for the Three Month Periods ended December 31, 2005, and 2004 (unaudited)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

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

Treaty Oak Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2005, and September 30, 2005

(Dollars In Thousands, Except Par Value Amounts)

	December 31, 2005	September 30, 2005 (1)

ASSETS
Cash and cash items	$446	$230
Due from banks	1,238	9,271
Federal funds sold	2,718	3,606

Total cash and cash equivalents	4,402	13,107

Securities available for sale	424	427
Securities held to maturity, fair value of $2,970 and $3,472, respectively	3,003	3,501
Loans, net	44,871	35,683
Premises and equipment, net	5,738	5,819
Note receivable from affiliate	337	-
Accrued interest receivable	352	348
Due from affiliates	54	34
Goodwill	1,161	1,161
Core deposit intangibles	52	54
Other	673	615

Total assets	$61,067	$60,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$18,735	$17,057
NOW, money market and savings	15,052	13,413
Time deposits	12,114	15,076

Total deposits	45,901	45,546

Accrued interest payable	86	116
Notes payable	2,782	2,801
Minority interest - PGI Equity Partners, LP	1,112	1,109
Other liabilities	227	144

Total liabilities	50,108	49,716

Shareholders’ equity:
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,635,746 shares issued.	26	26
Paid-in capital	14,949	14,949
Accumulated deficit	(3,962)	(3,888)
Accumulated other comprehensive loss	(4)	(4)
Less shares held in treasury, at cost (6,003 shares)	(50)	(50)
Total shareholders’ equity	10,959	11,033

Total liabilities and shareholders’ equity	$61,067	$60,749

(1) Derived from audited financial statements.

Treaty Oak Bancorp, Inc.

Consolidated Statements of Operations

Three Months Ended December 31, 2005, and 2004
(Dollars In Thousands, Except Per Share Amounts)

	Three Months December 31, 2005	Three Months December 31, 2004

Interest income:
Loans, including fees	$822	$233
Taxable securities	32	20
Interest on deposits with other banks	36	6
Federal funds sold	36	66

Total interest income	926	325

Interest expense:
Deposits	174	86
Interest on other borrowings	42	—

Total interest expense	216	86

Net interest income	710	239

Provision for loan losses	45	—

Net interest income after provision for loan losses	665	239
Noninterest income:
Service charges on deposit accounts	20	16
Other noninterest income	95	—

Total noninterest income	115	16
Noninterest expense:
Salaries and employee benefits	391	583
Occupancy and equipment expenses	61	111
Accounting and other professional fees	124	93
Other noninterest expense	275	168
Minority interests in partnership income	3	—

Total noninterest expense	854	955
Net loss	$(74)	$(700)

Loss per common share - basic and diluted	$(0.03)	$(0.27)

Weighted average shares outstanding - basic and diluted	2,635,746	2,584,246

Treaty Oak Bancorp, Inc.

Consolidated Statements of Changes in Shareholders' Equity

Three Months Ended December 31, 2005, and 2004
(Dollars In Thousands)

					Accumulated
			Additional		other
	Common Stock		paid-in	Accumulated	comprehensive	Treasury
	Shares	Amount	capital	Deficit	loss	Stock	Total

Balances at October 1, 2005	2,635,746	$26	$14,949	$(3,888)	$(4)	$(50)	$11,033
							—
Net loss - unaudited				(74)	—	—	(74)
Change in unrealized income (loss) on securities available for sale - unaudited					—	—	—

Total comprehensive loss - unaudited				—	—	—	(74)

Balances at December 31, 2005 - unaudited	2,635,746	$26	$14,949	$(3,962)	$(4)	$(50)	$10,959

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2005, and 2004

(Dollars In Thousands)

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Cash flows from operating activities:
Net loss	(74)	$(700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interests in partnership income	3	—
Provision for loan losses	45	—
Non-cash stock based compensation	1	—
Depreciation and amortization	89	42
Changes in other operating assets and liabilities:
Accrued interest receivable	(4)	(43)
Other assets	(25)	(1)
Accrued interest payable	(30)	2
Other liabilities	83	(71)
Net cash provided by (used in) operating activities	88	(771)

Cash flows from investing activities:
Proceeds from maturities and principal repayments on securities - available for sale	3	6
Proceeds from maturities and principal repayments on securities - held to maturity	498	—
Acquisition of interest in PGI Equity Partners, LP, net of cash received of $24	—	(926)
Purchase of securities - held to maturity	—	(4,994)
Purchase of correspondent bank stock	(2)	—
Purchase of equipment	(6)	(9)
Net increase in loans	(9,265)	(5,192)
Net cash used in investing activities	(8,772)	(11,115)

Cash flows from financing activities:
Net increase in deposits	355	13,575
Proceeds from the sale of common stock, net of issuance costs	—	3,701
Advances to affiliates	(20)	69
Loans to affiliates	(337)	—
Repurchase of common stock	—	(50)
Payments of principal on mortgage	(19)	—
Net cash provided by (used in) financing activities	(21)	17,295

Net increase (decrease) in cash and cash equivalents	(8,705)	5,409

Cash and cash equivalents at beginning of period	13,107	9,284
Cash and cash equivalents at end of period	4,402	14,693

Supplemental disclosures of cash flow information:
Non-cash investing and financing information
Assets acquired - investment in PGI equity Partners, LP	$—	$4,943
Liabilities assumed - investment in PGI Equity partners, LP	—	(3,015)
Minority interest - PGI Equity Partners, LP	—	(1,002)
Cash paid, net of cash acquired	$—	$926
Cash interest paid	$246	$62

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements - unaudited

Three Months Ended December 31, 2005, and 2004

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

The Company acquired a 47.5% interest in PGI Equity Partners, LP (the “Partnership”) on December 31, 2004. The Partnership owns and operates the building in which the Company offices.

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

As of December 31, 2005, there were outstanding options to purchase an aggregate of 286,550 shares of the Company’s common stock.  Each option has an exercise price of between $8.33 and $8.83 per share and may be exercised in three equal annual installments for each year of service measured from the grant date.  During the three months ended December 31, 2005, the Company granted stock options to purchase an aggregate of 82,750 shares of its common stock with an exercise price of $8.50 per share.  There were no options granted during the three months ended December 31, 2004.

Accordingly, the expense related to stock option compensation included in the determination of net income for the three months ended December 31, 2005 and 2004, is less than that which would have been recognized if the fair value method had been applied.  The Company’s net income and earnings per share would have been adjusted to the proforma amounts indicated below.

The Company anticipates implementing FASB Statement No. 123R, “Share-Based Payment”, beginning on October 1, 2006. Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).

123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The impact that this statement will have on our consolidated financial statements is dependent upon the levels of share based payments granted in the future.

The weighted average fair value of the options granted during the three months ended December 31, 2005, and December 31, 2004 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Dividend yield	0%	0%
Risk-free interest rate	4.25%	4.75%
Expected volatility	22%	22%
Expected life in years	6.85 Years	10 Years

The table below presents the pro forma effect on the Company’s loss from operations assuming the Company had expensed the fair value of the options (in thousands, except per share amounts):

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004

Net loss - as reported	$(74)	$(700)
Net loss - pro forma	(112)	(752)
Loss per share - as reported
basic	$(0.03)	$(0.27)
diluted	$(0.03)	$(0.27)
Loss per share - pro forma
basic	$(0.04)	$(0.29)
diluted	$(0.04)	$(0.29)

Note 2.  Common Stock Offering

Stock subscriptions outstanding at September 30, 2004 from the initial offering were collected during the period from October 1, 2004 to December 31, 2004, representing 405,663 shares of common stock or $3,379,000.  Proceeds from additional subscriptions were received and 39,408 shares of common stock issued. The company bought back 6,003 shares of common stock that were held as treasury stock at December 31, 2004. 6,302 stock subscriptions remained outstanding at December 31, 2004. The final stock subscription was paid in full on March 11, 2005. All of the stock subscriptions have now been accounted for and that activity has been closed.

Note 3.  Earnings Per Share

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

Note 4.  Securities

Securities consisted of the following (in thousands):

	As of December 31, 2005:		As of September 30, 2005:
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Held to Maturity:

U.S. Government Agencies	$2,997	$2,965	$3,495	$3,467
Mortgage-backed securities	6	5	6	5
Total Securities Held to Maturity	3,003	2,970	3,501	3,472

Securities Available for Sale:

U.S. Government Agencies	401	396	401	396
Mortgage-backed securities	27	28	30	31
Total Securities Available for Sale	428	424	431	427

Total	$3,431	$3,394	$3,932	$3,899

Mortgage-backed securities are backed by pools of mortgages most of which are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).

Agency notes and bonds mature within one year. Expected maturities of mortgage-backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Therefore maturities of mortgage-backed securities are not presented.

At December 31, 2005, $1,212,000 of the Company’s securities were pledged to Texline Independent School District ($1,011,000) and to the City of Texline ($201,000).

Note 5.  Loans and Allowance for Loan Losses

The Company grants agribusiness, real estate, and commercial loans to customers primarily in the Austin and Northwest Texas markets.

Loans at December 31, 2005, and September 30, 2005 were as follows (in thousands):

	December 31, 2005	September 30, 2005

Agriculture	$3,025	$3,261
Commercial	15,566	12,887
Commerical real estate	11,055	8,619
Residential real estate	6,848	4,524
Construction real estate	5,629	4,152
Consumer	3,065	2,517
	45,188	35,960
Less: allowance for loan losses	(317)	(277)

	$44,871	$35,683

Activity in the allowance for loan losses for the three months ended December 31, 2005 and the year ended September 30, 2005, was as follows (in thousands):

	December 31, 2005	September 30, 2005

Balance at beginning of the period	$277	$217
Provision for loan losses	45	130
Loans charged off	(6)	(85)
Recoveries on loans previously charged-off	1	15

Balance at the end of the period	$317	$277

The Company had no impaired loans at December 31, 2005, or September 30, 2005.  At December 31, 2005 and September 30, 2005, the Bank had approximately $101,000 and $91,000, respectively, in nonperforming loans including non accrual loans of $101,000 and $85,000 respectively and loans past due over 90 days and still accruing interest of zero and $6,000 respectively.  At December 31, 2005 and September 30, 2005 the Bank had $15,000 in repossessed assets, and $24,000 and zero, respectively, in other real estate owned.

Note 6.  Premises and Equipment

Premises and equipment at December 31, 2005, and September 30, 2005, were as follows (in thousands):

	December 31, 2005	September 30, 2005

Land	$949	$949
Building and leasehold improvements	4,520	4,520
Furniture, fixtures and equipment	724	718
	6,193	6,187
Less accumulated depreciation and amortization	(455)	(368)
	$5,738	$5,819

Depreciation and amortization expense for the three months ended December 31, 2005 was $87,000 and $42,000 for the three months ended December 31, 2004.

Note 7.  Deposits

Time deposits of $100,000 or more totaled $6,095,000 and $7,797,000 at December 31, 2005 and September 30, 2005, respectively. At December 31, 2005 and September 30, 2005, the scheduled maturities of time deposits were as follows (in thousands):

	As of December 31, 2005	As of September 30, 2005
Time deposits maturing in the fiscal year ending:

2006	$9,082	$12,685
2007	2,975	2,391
2008	57	—
	$12,114	$15,076

Note 8.  Goodwill and Other Intangibles

In conjunction with the acquisition of Texline State Bank, the Company recorded Goodwill of $1,161,000 and core deposit intangibles of $70,000.  Goodwill is periodically, but at least annually, reviewed to determine whether a decline in value exists which requires a charge to earnings and a reduction to the goodwill reflected on the statement of financial condition of the Company.

Core deposit intangibles are amortized on a straight-line basis over seven years.  The following table reflects the net carrying amount of core deposit intangibles at December 31, 2005 and September 30, 2005 (in thousands):

	December 31, 2005	September 30, 2005
Gross core deposit intangibles	$70	$70
Less accumulated amortization	(18)	(16)
Net core deposit intangibles	$52	$54

Note 9.  Stock Based Compensation and 2004 Stock Incentive Plan

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

On October 25, 2005 the Company granted 82,750 options to purchase shares of stock at an exercise price of $8.50 per share to fifteen (15) officers and directors.  The options become exercisable for the option shares in three equal annual installments upon completion of each year of service over the three-year period of service measured from October 25, 2005.

The table below presents the weighted average number of options issued and outstanding during the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31, 2005		Three Months Ended December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of the period	203,800	$8.64	166,500	$8.33
Granted	82,750	8.50	—	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Outstanding, end of the period	286,550	$8.60	166,500	$8.33

Exercisable at the end of the period	—		—
Weighted-average fair value of options granted during the period		$1.82		$—
Weighted-average remaining contractural life (months)	107		115

All options issued under the plan have an exercise prices ranging from $8.33 per share to $8.83 per share.

Note 10.  Other Related Party Transactions

PGI Equity Partners, L.P.

The Company has made an investment in the entity that owns the Company’s premises.  On November 18, 2004, the independent, disinterested directors and members of the Company’s Audit Committee, Mr. Watson and Mr. Coleman, approved the terms whereby the Company would purchase a Class D limited partnership interest in PGI Equity Partners, L.P. of 47.5% for a cash investment of $950,000.  The Company paid $150,000 as an investment deposit on November 18, 2004, and paid the remaining $800,000 upon closing of the investment on December 31, 2004.  Upon the closing of the investment, Treaty Oak Holdings owns a collective limited partnership interest of 43.75%.  As a result of this transaction and the previously existing lease of the premises, the Company is required to consolidate the operations PGI Equity Partners, L.P., for financial reporting purposes.

Treaty Oak Holdings, Inc.

On October 11, 2005, Treaty Oak Bancorp, Inc. made a $355,000 loan to Treaty Oak Holdings, Inc. (“TOHI”) with interest at 6.75% per annum, payable on the first of each month beginning November 1, 2005.  The purpose of the loan was to enable TOHI to pay off certain obligations, and to provide sufficient liquidity to TOHI until the proposed merger with the Company has been completed.  The principal balance, along with any accrued interest, is due and payable in full on September 1, 2006.  On December 31, 2005, the outstanding principal balance of the loan was $337,000.

Accounting and Tax Services

The Company receives tax planning advice and general tax and accounting services from Hamann, Ernstmeyer & Williamson, P.C. (formerly Hamann & Associates”, P.C.  “HEW”), a professional corporation of certified public accountants in which Mr. Hamann (the Chief Executive Officer of the Company) owned an 80% interest.  As of March 31, 2005, Mr. Hamann’s ownership changed to a 5% interest in HEW, and as of November, 2005, he has no remaining ownership interest.  Mr. Hamann is no longer an officer or a director of the company, and has a limited participation in the ongoing delivery of services to its clients in an advisory capacity.  None of the fees paid to HEW for services during the three months ended December 31, 2005, and 2004 were related to the efforts of Mr. Hamann, and Mr. Hamann is not currently compensated by the firm.  HEW is a firm focused on tax planning and advisory work and does not provide auditing services to clients.  For the three months ended December 31, 2005, and December 31, 2004, the Company paid approximately $21,000 and $18,750, respectively, for these services primarily with respect to assistance in the preparation of the Company’s annual and periodic reporting, tax planning and reporting, and other advisory services.

Other Transactions

The Company has a $54,000 and $34,000 Due from Affiliate balance as of December 31, 2005 and September 30, 2005 respectively, which represents amounts due from Treaty Oak Holdings, Inc. to PGI Equity Partners, LP for occupancy costs.

Note 11.  Financial Instruments with Off-Balance Sheet Risk

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

The following table summarizes the Company’s off-balance sheet financial instruments as of December 31, 2005 and September 30, 2005 (in thousands):

	December 31, 2005	September 30, 2005

Commitments to extend credit	$13,314	$14,043
Standby letters of credit	$1,703	$269

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of December 31, 2005, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 12.  Dividend Restrictions and Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by state and federal banking regulatory agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet capital requirements can initiate regulatory action. As of December 31, 2005, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

The following table sets forth the bank only actual capital levels in addition to the requirements under prompt corrective action regulations (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Bank Only)
December 31, 2005:
Tier I capital to average assets	$7,680	14.19%	$2,165	4.0%	$2,706	5.0%
Tier I capital to risk weighted assets	7,680	15.69%	1,958	4.0%	2,937	6.0%
Total capital to risk weighted assets	7,997	16.34%	3,915	8.0%	4,894	10.0%
September 30, 2005:
Tier I capital to average assets	$7,617	14.71%	$2,071	4.0%	$2,589	5.0%
Tier I capital to risk weighted assets	7,617	18.12%	1,654	4.0%	2,481	6.0%
Total capital to risk weighted assets	7,894	19.09%	3,307	8.0%	4,134	10.0%

As of December 31, 2005, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations. Management is not aware of any conditions subsequent to December 31, 2005 that would change the Bank’s capital category.

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

The TDB and the FDIC conducted a joint safety and soundness examination of the bank and holding companies during December, 2005 and reported their findings to the board of directors on January 10, 2006. The final written report has not yet been received by management as of February 9, 2006. However, in a letter dated January 24, 2006 the TDB acknowledged the bank’s remedial efforts in complying with the MOU and has officially terminated its participation. On February 9, 2005, the bank received telephone notification from the regional director of the FDIC informing us of the official termination of the MOU.

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

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Introduction

We are a bank holding company headquartered in Austin, Texas. We operate a state chartered bank, Treaty Oak Bank (“the Bank”) in Austin, Texas with a branch in Texline, Texas. We began operations in Austin, Texas on September 10, 2004, and as a result, our operating history, as it relates to the banking industry, is limited. In the course of preparing our consolidated financial statements, we use certain estimates with respect to loans, intangibles, the allowance for loan losses and other estimates necessary for financial reporting. We have made no significant changes to the types of estimates and the manner in which they are determined since the filing of our annual report on Form 10-KSB, except as otherwise noted within this discussion and analysis.

Results of Operations

General

The following discussion analyzes the results of the Company for the three months ended December 31, 2005, and December 31, 2004.

Net Income—General

The Company’s fiscal year ends on September 30. The net loss for the quarter ended December 31, 2005, was $74,000, compared to a net loss of $700,000 for the quarter ended December 31, 2004. General operating expenses accounted for the net loss for the quarter ended December 31, 2005, while the expenses associated with the start-up of operations in Austin, Texas, and the high concentration of cash and cash equivalents earning at significantly lower rates than if a higher concentration of these assets were in the form of loans, accounted for substantially all of the losses for the quarter ended December 31, 2004.

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

Net Interest Income

For the quarter ended December 31, 2005, our net interest income was $710,000 compared to $239,000 for quarter ended December 31, 2004. Net interest income for the quarter ended December 31, 2005 was reduced by the amortization of direct loan origination costs for the quarter of approximately $9,000.

For the comparative periods of December 31, 2005, and December 31, 2004, the average rate on interest-bearing liabilities increased 132 basis points, from 1.55% to 2.87%, while the average rate on interest bearing assets improved 219 basis points from 4.99% to 7.18% during the same period.

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

	Three Months Ended December 31, 2005			Three Months Ended December 31, 2004
	Average		Yield /	Average		Yield /
	Balance	Interest (2)	Rate	Balance	Interest (2)	Rate
Interest Earning Assets:
Loans (1)	$40,033	$822	8.21%	$11,307	$233	8.24%
Taxable investment securities	3,834	29	3.03%	2,780	20	2.88%
Federal funds sold	3,787	36	3.80%	11,763	66	2.24%
Interest bearing deposits with other banks	3,619	36	3.98%	—	6	0.00%
FHLB and IBFC stock	317	3	3.79%	211	—	0.00%
Total interest earning assets	51,590	926	7.18%	26,061	325	4.99%
Non-interesting earning assets	8,938			13,249
Total Assets	$60,528			$39,310

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$12,995	70	2.15%	$10,513	40	1.52%
Savings deposits	472	—	0.00%	438	1	0.91%
Time Deposits	12,710	104	3.27%	8,261	45	2.18%
Short-term borrowings	87	1	4.60%	—	—	0.00%
Property mortgage and long-term borrowings	2,717	41	6.04%	2,919	—	0.00%
Total interest bearing liabilities	28,981	216	2.98%	22,131	86	1.55%
Demand deposits - non-interest bearing	19,026			5,327
Other non-interest bearing liabilities	507			1,203
Shareholders’ equity	12,014			10,649
Total liabilities and shareholders’ equity	$60,528			$39,310

Net interest income		$710			$239

Interest rate spread (3)			4.20%			3.44%
Net interest margin (4)			5.50%			3.67%

(1)           Non-accrual loans are included in average loans.

(2)           Interest income includes loan fees of $30,000 for the three months ended December 31, 2005 and $10,000 for the three months ended December 31, 2004.

(3)           Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)           Net interest margin represents annualized net interest income as a percentage of average interest earning assets.

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

	Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
	Change Due	Change Due	Total
	to Volume	to Rate	Change
Interest Earning Assets:
Loans	$2,358	$(1,769)	$589
Taxable investment securities	32	(23)	9
Federal funds sold	(240)	210	(30)
Interest bearing deposits in banks	15	15	30

Increase (decrease) in interest income	2,165	(1,564)	601

Interest Bearing Liabilities:
NOW and money market deposit accounts	(2,724)	2,754	30
Time deposits	419	(360)	59

Increase (decrease) in interest expense	(2,305)	2,435	130

Increase (decrease) in net interest income	$4,470	$(3,999)	$471

Provision for Loan Losses

The provision for loan losses is an expense determined by management as the amount necessary to increase the allowance for loan losses after net charge-offs have been deducted to a level that, in management’s best estimate, is necessary to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision is calculated monthly and a charge or credit to expense is made, as required, to adjust the allowance to the calculated level.

For the three months ended December 31, 2005, the Bank made $45,000 in provisions for loan losses, compared to zero for the three months ended December 31, 2004. The Bank charged off $6,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $1,000 for net charge-offs of $5,000. The factors combined increased the Allowance for Loan Losses to $317,000 or 0.70% of the portfolio at December 31, 2005. This amount represents management’s estimate of probable losses inherent in the portfolio.

Income Taxes

No federal tax benefit has been recorded for the three months ended December 31, 2005, based upon net operating losses incurred and carried forward in previous years. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved.

Financial Condition

Loan Portfolio

Net loans increased $9,188,000 (25.75%) to $44,871,000 from $35,683,000 between December 31, 2005 and September 30, 2005. The concentration within the portfolio has shifted over time from the previous concentration of agricultural loans to real estate and commercial loans.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio:

	December 31, 2005	September 30, 2005

Agriculture	$2,729	$3,261
Commercial	15,316	12,887
Commercial real estate	12,518	8,619
Residential real estate	5,916	4,524
Construction real estate	5,118	4,152
Consumer	3,591	2,517
Gross Loans	45,188	35,960
Less: allowance for loan losses	(317)	(277)

Net Loans	$44,871	$35,683

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Prior to its acquisition by us, the Bank operated a branch office in Houston, Texas (which was closed in 2002), and a second portfolio concentration developed with loans of one-to-four family residential real estate. Approximately $1,170,000 of the Bank’s residential real estate portfolio is comprised of single family residences in Houston. The majority of these loans originated between 1996 and 1998 for 15-year terms with fixed rates of 8.75% or greater. These loans additionally have five-year call provisions exercisable at the Bank’s discretion.

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

Loan Maturities

As of December 31, 2005, 39.79% of the loan portfolio consisting of agricultural, commercial, real estate and consumer loans, or $17,983,000, mature or re-price within one year or less. $36,048,000 of the loan portfolio, or

79.77%, are variable rate loans. At September 30, 2005, 36.52% of the loan portfolio consisting of agricultural, commercial, real estate and consumer loans, or $13,132,000, matured or re-priced within one year or less. $28,108,000 of the loan portfolio, or 78.16%, were variable rate loans. The following table presents the contractual maturity ranges for agricultural, commercial, real estate and consumer loans outstanding at December 31, 2005, and at September 30, 2005, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
December 31, 2005	Rate	Rate	Rate	Rate	Rate	Rate	Total

Agricultural	$61,000	$1,455,000	$—	$609,000	$—	$604,000	$2,729,000
Real Estate-residential	316,000	1,015,000	1,743,000	1,771,000	1,071,000	—	5,916,000
Real Estate- commercial	230,000	3,936,000	326,000	5,290,000	—	2,736,000	12,518,000
Real Estate - construction	524,000	589,000	—	3,783,000	222,000	—	5,118,000
Commercial	324,000	8,305,000	1,985,000	4,582,000	—	120,000	15,316,000
Consumer and Other	174,000	1,054,000	2,131,000	199,000	33,000	—	3,591,000
Total	$1,629,000	$16,354,000	$6,185,000	$16,234,000	$1,326,000	$3,460,000	$45,188,000

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
September 30, 2005	Rate	Rate	Rate	Rate	Rate	Rate	Total

Agricultural	$16,000	$1,873,000	$2,000	$766,000	$—	$604,000	$3,261,000
Real Estate-residential	706,000	—	1,063,000	1,612,000	1,077,000	66,000	4,524,000
Real Estate- commercial	233,000	1,059,000	339,000	4,975,000	—	2,013,000	8,619,000
Real Estate - construction	—	936,000	—	2,988,000	228,000	—	4,152,000
Commercial	328,000	6,352,000	2,149,000	3,935,000	—	123,000	12,887,000
Consumer and Other	1,156,000	473,000	539,000	333,000	16,000	—	2,517,000
Total	$2,439,000	$10,693,000	$4,092,000	$14,609,000	$1,321,000	$2,806,000	$35,960,000

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

The following tables set forth the amortized cost and fair value of the Bank’s securities portfolio by accounting classification category and by type of security as indicated:

	As of December 31, 2005:		As of September 30, 2005:
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities Held to Maturity:

U.S. Government Agencies	$2,997	$2,965	$3,495	$3,467
Mortgage-backed securities	6	5	6	5
Total Securities Held to Maturity	3,003	2,970	3,501	3,472

Securities Available for Sale:

U.S. Government Agencies	401	396	401	396
Mortgage-backed securities	27	28	30	31
Total Securities Available for Sale	428	424	431	427

Total	$3,431	$3,394	$3,932	$3,899

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years. Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets as of December 31, 2005, and September 30, 2005:

	At December 31,	At September 30,
	2005	2005

Non-accruing loans	$101,000	$85,000
Loans 90 days or more past due, still accruing interest	—	6,000

Total non-performing loans	101,000	91,000
Other real estate owned	24,000	—
Other repossessed assets	15,000	15,000

Total non-performing assets	$140,000	$106,000

Total non-performing loans to total loans	0.23%	0.24%
Allowance for loan losses to non-performing loans	314%	304%
Total non-performing loans to total assets	0.17%	0.15%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments are applied to principal and not taken into income. Loans are not placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $ 1,400 for the three months ended December 31, 2005 and $3,000 for the three months ended December 31, 2004. This amount was not included in interest income during this period.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. As of December 31, 2005 and September 30, 2005, we had $101,000 and $85,000 in non-accrual loans respectively. Loans contractually past due over 90 days which continued to accrue interest totaled $0 on December 31, 2005 and $6,000 on September 30, 2005, based upon specific information available at that time to management. In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if they become 90 days past due, and instead transfer all such loans to non-accruing status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of December 31, 2005 and September 30, 2005.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement. As of December 31, 2005, we had $24,000 in other real estate owned. The property consists of two single family dwellings located in Dalhart, Texas. At September 30, 2005, we had no other real estate owned, and no acquisitions or dispositions of OREO during the fiscal year. Repossessed assets totaled $15,000 at December 31, 2005 and September 30, 2005.

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

The following table sets forth the maturities of time deposits $100,000 and over as of December 31, 2005, and September 30, 2005:

	At December 31, 2005	At September 30, 2005
Time deposits $100,000 and over:
Matuiring within three months	$1,306,000	$4,760,000
After three months but within six months	3,364,000	1,205,000
After six months but within 12 months	1,116,000	1,523,000
After 12 months	309,000	309,000

Total time deposits $100,000 and over:	$6,095,000	$7,797,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2005	2004
Return on assets	-0.13%	-372.00%
Return on equity	-0.68%	-14.57%
Dividend payout ratio	0%	0%
Equity to assets ratio	17.92%	25.40%

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

As of December 31, 2005 and as of September 30, 2005, the most recent notifications from the federal Banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of December 31, 2005 and September 30, 2005. The required and actual amounts and ratios for the Bank as of December 31, 2005 and September 30, 2005, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Bank Only)
December 31, 2005:
Tier I capital to average assets	$7,680	14.19%	$2,165	4.0%	$2,706	5.0%
Tier I capital to risk weighted assets	7,680	15.69%	1,958	4.0%	2,937	6.0%
Total capital to risk weighted assets	7,997	16.34%	3,915	8.0%	4,894	10.0%
September 30, 2005:
Tier I capital to average assets	$7,617	14.71%	$2,071	4.0%	$2,589	5.0%
Tier I capital to risk weighted assets	7,617	18.12%	1,654	4.0%	2,481	6.0%
Total capital to risk weighted assets	7,894	19.09%	3,307	8.0%	4,134	10.0%

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

None

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

As of December 31, 2005, we had paid our organizing shareholder and affiliate, Treaty Oak Holdings for reimbursement of expenses and advances on our behalf in connection with our offering and repayment of the amount due under a convertible promissory note. Treaty Oak Holdings owns approximately 39% of our common stock. We contributed to the capital of the Bank and paid operating expenses including repayment of certain costs previously paid by Treaty Oak Holdings. We also repaid principal and interest under unsecured promissory notes issued in connection with the purchase price of the Bank. The table below summarizes the use of net offering proceeds through December 31, 2005:

As of 12/31/05
Gross proceeds from sale of shares	13,276,271
Amounts receivable as of December 31, 2004	—
Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	(507,302)
Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	(1,015,332)
Contribution to the capital of the Bank	(7,500,000)
Payments to directors and officers (bonuses and directors’ fees)	(166,937)
Payments to officers (salary and benefits)	(266,613)
Other payments to affiliates for services	(143,057)
Limited partnership investment in affiliated limited partnership	(950,000)
Loan to affiliated company	(336,814)
Repurchase of shares issued	(50,005)
Payment of additional operating expenses (estimated)	(719,934)
Remaining net proceeds	845,277

$679,691 of the amount referenced as “Repayment of notes payable for the acquisition of Texline State Bank was paid to
Charles T. Meeks, a member of our Board of Directors and Chairman of the Board of the Bank. An additional amount due to Mr. Meeks from the acquisition of the Bank in the amount of $18,783 previously held in escrow is also included in this amount. On November 18, 2004, we approved the purchase of a 47.5% preferential limited partnership interest in PGI Equity Partners, L.P., which owns and operates the building premises we lease, for $950,000. A deposit of $150,000 was paid on November 18, 2004 and the balance of the purchase price of $800,000 was paid on December 30, 2004, at closing. We had originally anticipated these funds would be used for capital of the Bank, but we believe the investment in premises will allow us the opportunity to realize more value from appreciation in the real property rather than over-capitalizing the Bank. On October 11, 2005, Treaty Oak Bancorp, Inc. made a $355,000 loan to Treaty Oak Holdings, Inc. with monthly interest payments due on the first of each month beginning November 1, 2005. The total principal advanced under this loan through December 31, 2005, was $336,814. The purpose of the loan was to enable TOHI to pay off certain obligations, and to provide sufficient liquidity to TOHI until the proposed merger with the Company has been completed. The principal balance, along with any accrued interest, is due and payable in full on September 1, 2006.

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