Form 10QSB
period 2006-03-31
TREATY OAK BANCORP INC
filed 2006-05-15
CIK 1276130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 12, 2006.

$0.01 Par Value Common Stock	2,629,983 shares

Transitional Small Business Disclosure Format (Check one):                                Yes ☐          No   ☒

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED MARCH 31, 2006

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

i

Treaty Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

March 31, 2006, and September 30, 2005

(Dollars In Thousands, Except Par Value Amounts)

	March 31,	September 30,
	2006	2005 (1)
ASSETS

Cash and cash items	$238	$230
Due from banks	5,518	9,271
Federal funds sold	5,850	3,606

Total cash and cash equivalents	11,606	13,107

Securities available for sale	418	427
Securities held to maturity, fair value of $2,478 and $3,472, respectively	2,504	3,501
Investment in Federal Home Loan Bank, at cost	222	217
Investment in Independent Bankers Financial Corporation, at cost	102	100
Loans, net	48,533	35,683
Premises and equipment, net	5,733	5,819
Note receivable from affiliate	352	—
Accrued interest receivable	351	348
Due from affiliates	93	34
Goodwill and other intangibles, net	1,161	1,161
Core deposit intangibles	49	54
Other	378	298

Total assets	$71,502	$60,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$23,432	$17,057
NOW, money market and savings	20,440	13,413
Time deposits	12,442	15,076

Total deposits	56,314	45,546

Accounts payable and accrued expenses	204	109
Accrued interest payable	111	116
Notes payable	2,762	2,801
Minority interest - PGI Equity Partners, LP	1,089	1,109
Other liabilities	36	35
Total liabilities	60,516	49,716

Shareholders’ equity:
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,635,986 and 2,635,746, respectively, issued.	26	26
Paid-in capital	14,951	14,949
Accumulated deficit	(3,938)	(3,888)
Accumulated other comprehensive income (loss)	(3)	(4)
Less shares held in treasury, at cost (6,003 shares)	(50)	(50)
Total shareholders’ equity	10,986	11,033

Total liabilities and shareholders’ equity	$71,502	$60,749

(1) Derived from audited financial statements.

See accompanying notes to unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars In Thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Interest income:
Loans, including fees	$950	$333	$1,772	$566
Taxable securities	25	37	57	57
Interest on deposits with other banks	20	9	56	15
Federal funds sold	71	20	107	86

Total interest income	1,066	399	1,992	724

Interest expense:
Deposits	207	67	381	153
Interest on other borrowings	41	59	83	59

Total interest expense	248	126	464	212

Net interest income	818	273	1,528	512

Provision for loan losses	45	30	90	30

Net interest income after provision for loan losses	773	243	1,438	482
Noninterest income:
Service charges on deposit accounts	19	17	39	33
Other noninterest income	102	78	197	78

Total noninterest income	121	95	236	111
Noninterest expense:
Salaries and employee benefits	442	509	833	1,092
Occupancy and equipment expenses	114	58	175	169
Other noninterest expense	308	450	707	711
Minority interests in partnership income (loss)	6	(30)	9	(30)

Total noninterest expense	870	987	1,724	1,942

Net income (loss)	$24	$(649)	$(50)	$(1,349)

Loss per common share - basic	$0.01	$(0.25)	$(0.02)	$(0.52)
Loss per common share - diluted	$0.01	$(0.25)	$(0.02)	$(0.52)

Weighted average shares outstanding - basic	2,635,887	2,617,684	2,635,816	2,602,365
Weighted average shares outstanding - diluted	2,637,882	2,617,684	2,660,599	2,602,365

See accompanying notes to unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended March 31, 2006, and 2005

(Dollars In Thousands)

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(50)	$(1,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Minority interests in partnership loss	9	(30)
Provision for loan losses	90	30
Non-cash stock based compensation	—	95
Loan acquisition costs	—	100
Depreciation and amortization	176	143
Changes in other operating assets and liabilities:
Accrued interest receivable	(3)	(79)
Other assets	(80)	(96)
Accrued interest payable	(5)	(2)
Accounts payable, accrued expenses and other liabilities	96	27
Net cash provided by provided by (used in) operating activities	233	(1,161)

Cash flows from investing activities:
Proceeds from maturities and principal repayments on securities - available for sale	10	16
Proceeds from maturities and principal repayments on securities - held to maturity	997	1,000
Purchase of securities - held to maturity	—	(5,494)
Acquisition of interest in PGI Equity Partners, LP, net of cash received of $24 in 2005	(80)	(926)
Deposit on investment from PGI Capital, Inc.	—	100
Purchase of correspondent bank stock	(7)	(2)
Purchase of equipment	(34)	(565)
Net increase in loans	(12,940)	(11,817)
Net cash (used in) investing activities	(12,054)	(17,688)

Cash flows from financing activities:
Net increase in deposits	10,768	8,468
Increase in borrowed funds	—	250
Deposits in escrow	—	(28)
Proceeds from the sale of common stock, net of issuance costs	—	3,772
Advances to affiliates	(411)	(75)
Repayments of advances to affiliates	—	126
Payments on notes payable	(39)	(5)
Net repayment of mortgage through refinance, net of costs	—	(181)
Proceeds from note payable - PGI Equity Partners, LP	—	149
Proceeds from exercise of warrants	2	—
Repurchase of common stock	—	(50)
Net cash provided by financing activities	10,320	12,426

Net decrease in cash and cash equivalents	(1,501)	(6,423)

Cash and cash equivalents at beginning of period	13,107	9,284

Cash and cash equivalents at end of period	11,606	2,861

Supplemental disclosures of cash flow information:
Non-cash investing and financing information:
Cash interest paid	$495	$155

Acquisition of PGI Equity Partners, LP
Assets acquired	$—	$4,943
Liabilities assumed	—	(3,015)
Minority interests	80	(1,002)
Cash paid, net of cash acquired	$80	$926

See accompanying notes to unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements - unaudited

Note 1. Basis of Presentation

Treaty Oak Bancorp, Inc. (the “Company”) is a bank holding company incorporated on November 18, 2003, and organized December 8, 2003 for the purpose of holding the common stock of Treaty Oak Bank (formerly Texline State Bank, the “Bank”). The Company acquired the Bank on March 9, 2004, and began conducting banking operations in Texline, Texas. The Bank commenced operations in Austin, Texas, on September 10, 2004.

The Company, through Treaty Oak Bank, provides a full range of commercial and consumer banking services to individuals and businesses in the commercial sector in Austin, Texas, and in the agriculture, cattle and commercial sectors in the community of Texline, Texas.

The Company acquired a 47.5% interest in PGI Equity Partners, LP (the “Partnership”) on December 31, 2004. The Partnership owns and operates the building in which the Company offices. On February 23, 2006, the Company acquired additional 2.5% Class A and 1.25% Class B interests in the Partnership from the sole remaining minority shareholder for $80,000 cash, bringing the total ownership interest in the Partnership to 51.25% at March 31, 2006.

The Company (through its Bank subsidiary) acquired a 50% interest in Treaty Oak Mortgage, LLC on June 27, 2005 for a purchase price of $1,000, which is accounted for on the equity method of accounting.

The consolidated financial statements include the accounts of Treaty Oak Bancorp, Inc., its wholly owned subsidiary Treaty Oak Bank, and the accounts of PGI Equity Partners, LP.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made. The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method. Compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at date of grant over the exercise price.

The Company accounts for stock-based compensation to non-employees at fair value.

The Company anticipates implementing FASB Statement No. 123R, “Share-Based Payments”, beginning on October 1, 2006. Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).

123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The impact that this statement will have on our consolidated financial statements is dependent upon the levels of share based payments granted in the future.

The weighted average fair value of the options granted during the three months ended March 31, 2006 and March 31, 2005 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Dividend yield	0%	0%
Risk-free interest rate	4.75%	4.00% - 4.75%
Expected volatility	22%	22%
Expected life in years	6.85 Years	10 Years

The table below presents the pro forma effect on the Company’s operations assuming the Company had accounted for its stock options issued to employees at fair value (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Net income (loss) - as reported	$24	$(649)	$(50)	$(1,349)
Net (loss) - pro forma	$(15)	$(700)	$(123)	$(1,458)

Earnings (loss) per share - as reported
basic	$0.01	$(0.25)	$(0.02)	$(0.52)
diluted	$0.01	$(0.25)	$(0.02)	$(0.52)

Loss per share - pro forma
basic	$(0.01)	$(0.27)	$(0.05)	$(0.56)
diluted	$(0.01)	$(0.27)	$(0.05)	$(0.56)

Note 2.  Earnings Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued.  For the six months ended March 31, 2006 and the three and six months ended March 31, 2005, all potentially dilutive securities outstanding were anti-dilutive. For the three months ended March 31, 2006, all potentially dilutive securities, except for stock options to purchase 140,500 shares of the Company’s common stock at $8.33 per share, were anti-dilutive.

Note 3. Other Comprehensive Income (Loss)

	Three Months Ended March 31,		Six Months ended March 31,
	2006	2005	2006	2005
	(In thousands)

Net income (loss)	$24	$(649)	$(50)	$(1,349)

Change in unrealized gain (loss) on securities available for sale	1	(4)	1	(7)

Other comprehensive income (loss)	$25	$(653)	$(49)	$(1,356)

Note 4. Securities

Securities consisted of the following (in thousands):

	As of March 31, 2006		As of September 30, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities Held to Maturity:

U.S. Government Agencies	$2,498	$2,473	$3,495	$3,467
Mortgage-backed securities	6	5	6	5
Total Securities Held to Maturity	2,504	2,478	3,501	3,472

Securities Available for Sale:

U.S. Government Agencies	400	397	401	396
Mortgage-backed securities	21	21	30	31
Total Securities Available for Sale	421	418	431	427

Total	$2,925	$2,896	$3,932	$3,899

Mortgage-backed securities are backed by pools of mortgages and are typically insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).

At March 31, 2006, $1,603,000 of the Company’s securities at fair value were pledged to Texline Independent School District ($1,006,000) and to the City of Texline ($597,000).

Note 5. Loans and Allowance for Loan Losses

The Company grants agribusiness, real estate, and commercial loans to customers primarily in the Austin are and the Texas Panhandle. Loans at March 31, 2006, and September 30, 2005, were as follows (in thousands):

	March 31, 2006	September 30, 2005

Agriculture	$2,828	$3,261
Commercial	14,048	12,887
Commerical real estate	14,902	8,619
Residential real estate	7,287	4,524
Construction real estate	5,472	4,152
Consumer	4,354	2,517

	48,891	35,960
Less: allowance for loan losses	(358)	(277)

	$48,533	$35,683

Activity in the allowance for loan losses for the six months ended March 31, 2006 and year ended September 30, 2005 was as follows (in thousands):

	Three Months Ended March 31,		Six Months ended March 31,
	2006	2005	2006	2005

Balance at beginning of period	$317	$228	$277	$217
Provision for loan losses	45	30	90	30
Loans charged off	(4)	(1)	(10)	(1)
Recoveries on loans previously charged-off	—	1	1	12

Balance at the end of the period	$358	$258	$358	$258

The Company had no impaired loans at March 31, 2006 or September 30, 2005. At March 31, 2006 and September 30, 2005, the Bank had approximately $175,000 and $91,000, respectively, in nonperforming loans including non-accrual loans and loans past due over 90 days and still accruing interest.

Note 6. Premises and Equipment

Premises and equipment at March 31, 2006, and September 30, 2005, were as follows (in thousands):

	March 31, 2006	September 30, 2005

Land	$959	$949
Building and leasehold improvements	4,560	4,520
Furniture, fixtures and equipment	753	718
Subtotal	6,272	6,187
Less accumulated depreciation and amoritzation	(539)	(368)
Total	$5,733	$5,819

Depreciation and amortization expense for the six months ended March 31, 2006 and 2005 was $171,000 and $139,000, respectively.

Note 7. Deposits

Time deposits of $100,000 or more totaled $6,259,000 and $7,797,000 at March 31, 2006 and September 30, 2005, respectively. At March 31, 2006 and September 30, 2005, the scheduled maturities of time deposits were as follows (in thousands):

Time deposits maturing in the fiscal year ending:	As of March 31, 2006	As of September 30, 2005

2006	$8,415	$12,885
2007	3,828	2,191
2008	199	—

	$12,442	$15,076

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

Core deposit intangibles are amortized on a straight-line basis over seven years. The following table reflects the net carrying amount of core deposit intangibles at March 31, 2006 and September 30, 2005 (in thousands):

	March 31, 2006	September 30, 2005

Gross core deposit intangibles	$70	$70
Less accumulated amortization	(21)	(16)

Net core deposit intangibles	$49	$54

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

On October 25, 2005 the Company granted 82,750 options to purchase shares of stock at an exercise price of $8.50 per share to fifteen (15) officers and directors. The options become exercisable for the option shares in three equal annual installments upon completion of each year of service over the three-year period of service measured from October 25, 2005. On January 24, 2006, the Company granted 750 options to purchase shares of stock at an exercise price of $8.50 per share to two (2) employees. The options become exercisable for the option shares in three equal annual installments upon completion of each year of service over the three-year period of service measured from January 24, 2006. On January 27, 2006, 23,000 options to purchase shares that had been awarded to employees no longer with the Company expired.

The table below presents the weighted average number of options issued and outstanding during the six months ended March 31, 2006, and 2005.

	For the Six Months Ended March 31, 2006		For the Six Months Ended March 31, 2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of the period	203,800	$8.64	165,500	$8.33
Granted	83,500	8.50	27,000	8.83
Exercised	—	—	—	—
Forfeited/expired	(23,000)	8.58	—	—
Outstanding, end of the period	264,300	$8.65	192,500	$8.40

Exercisable at the end of the period	—		—
Weighted-average fair value of options granted during the period		$1.85		$3.78
Weighted-average remaining contractural life (months)	105		111

Note 10. Other Related Party Transactions

Treaty Oak Holdings, Inc.

On October 11, 2005, Treaty Oak Bancorp, Inc. made a $355,000 loan to Treaty Oak Holdings, Inc. (“TOHI”) with interest at 6.75% (WSJ Prime, floating) per annum, payable on the first of each month beginning November 1, 2005. The purpose of the loan was to enable TOHI to pay off certain obligations, and provide working capital. On April 26, 2006, the obligation was renewed and increased to $373,000 at the then current WSJ prime rate of 7.75%. The principal balance, along with any accrued interest, is due and payable in full on September 1, 2006. On March 31, 2006, the outstanding principal balance of the loan was $352,000.

Accounting and Tax Services

The Company receives tax planning advice and general tax and accounting services from Hamann, Ernstmeyer & Williamson, P.C. (formerly Hamann & Associates, P.C. “HEW”), a professional corporation of certified public accountants in which Mr. Hamann (the former Chief Executive Officer of the Company) owned an 80% interest. As of March 31, 2005, Mr. Hamann’s ownership changed to a 5% interest in HEW, and as of November, 2005, he had no remaining ownership interest. HEW is a firm focused on tax planning and advisory work and does not provide auditing services to clients. For the three months ended March 31, 2006, and March 31, 2005, the Company paid approximately $9,000 and $20,000, respectively; and $30,000 and $67,000 respectively, for the six months ended March 31, 2006 and March 31, 2005, for these services primarily with respect to assistance in the preparation of the Company’s annual and periodic reporting, tax planning and reporting, and other advisory services.

Other Transactions

The Company has a $93,000 and $34,000 Due from Affiliate balance as of March 31, 2006 and September 30, 2005 respectively, which represents amounts due from Treaty Oak Holdings, Inc. to PGI Equity Partners, LP for occupancy costs.

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

The following table summarizes the Company’s off-balance sheet financial instruments as of March 31, 2006 and September 30, 2005 (in thousands):

	March 31, 2006	September 30, 2005

Commitments to extend credit	15,648	$14,043
Standby letters of credit	$1,703	$269

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2006, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 12. Dividend Restrictions and Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by state and federal banking regulatory agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet capital requirements can initiate regulatory action. As of March 31, 2006, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

The following table sets forth the Bank only actual capital levels in addition to the requirements under prompt corrective action regulations (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Bank Only)
March 31, 2006:
Tier I capital to average assets	$7,796	12.93%	$2,411	4.0%	$3,014	5.0%
Tier I capital to risk weighted assets	7,796	14.37%	2,170	4.0%	3,256	6.0%
Total capital to risk weighted assets	8,154	15.03%	4,341	8.0%	5,426	10.0%
September 30, 2005:
Tier I capital to average assets	$7,617	14.71%	$2,071	4.0%	$2,589	5.0%
Tier I capital to risk weighted assets	7,617	18.12%	1,654	4.0%	2,481	6.0%
Total capital to risk weighted assets	7,894	19.09%	3,307	8.0%	4,134	10.0%

As of March 31, 2006, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations. Management is not aware of any conditions subsequent to March 31, 2006, that would change the Bank’s capital category.

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

The TDB and the FDIC conducted a joint safety and soundness examination of the bank and holding companies during December, 2005 and reported their findings to the board of directors on January 10, 2006. The final written report was received by management in March, 2006, at which time the bank was advised of the official termination of the MOU.

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

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a bank holding company headquartered in Austin, Texas. We operate a state chartered bank, Treaty Oak Bank (the “Bank”) in Austin, Texas with a branch in Texline, Texas. We began operations in Austin, Texas on September 10, 2004, and as a result, our operating history, as it relates to the banking industry, is limited. In the course of preparing our consolidated financial statements, we use certain estimates with respect to loans, intangibles, the allowance for loan losses and other estimates necessary for financial reporting. We have made no significant changes to the types of estimates and the manner in which they are determined since the filing of our annual report on Form 10-KSB, except as otherwise noted within this discussion and analysis.

Results of Operations

General

The following discussion analyzes the results of the Company for the three months and six months ended March 31, 2006, and March 31, 2005.

Net Income—General

For the three months ended March 31, 2006, the Company had net income of $24,000, compared to a net loss of $649,000 for the three months ended March 31, 2005. The improvement in is attributable to the increase in net interest income, as the Company grew its earning assets 117% from March 31, 2005 and increased the yield on those assets 138 basis points from 6.00% to 7.38%. For the same comparative period, interest bearing liabilities grew 75.71%, and the rates paid on those deposits increased only 31 basis points, resulting in a substantial increase in net interest income.

 For the six months ended March 31, 2005, the Company had a net loss of $50,000 compared to a net loss of $1,349,000 for the six months ended March 31, 2005. Again, the improvement in operations is attributable to the increase in net interest income, as the Company grew its earning assets at a faster pace and at a greater yield than its interest bearing liabilities. Salaries and employee benefits decreased $259,000 for the first two quarters of fiscal 2006 as compared to the first two quarters of fiscal 2005, which also contributed to the improvement in earnings.

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

Net Interest Income

For the three months ended March 31, 2006, our net interest income was $818,000 compared to $273,000 for the three months ended March 31, 2005. For the six months ended March 31, 2006, our net interest income was $1,528,000 compared to $512,000 for the six months ended March 31, 2005.

For the comparative three month periods of March 31, 2006, and March 31, 2005, the average rate on interest-bearing liabilities increased 31 basis points, from 2.61% to 2.92%, while the average rate on interest bearing assets improved 138 basis points from 6.00% to 7.38% during the same period. For the comparative six month periods of March 31, 2006 and March 31, 2005, the average rate on interest-bearing liabilities increased 85 basis points, from 2.05% to 2.90%, while the average rate on interest bearing assets improved 179 basis points from 5.50% to 7.29% during the same period.

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets, and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. The averages are computed using the daily averages for each item noted. Yields are reflected on an annualized basis.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average		Yield /	Average		Yield /
	Balance	Interest (2)	Rate	Balance	Interest (2)	Rate
Interest Earning Assets:
Loans (1)	$46,360	$950	8.20%	$17,723	$333	7.52%
Taxable investment securities	3,328	25	3.00%	5,253	37	2.82%
Federal funds sold	6,422	71	4.42%	3,413	20	2.34%
Interest bearing deposits with other banks	1,333	16	4.80%	—	9	0.00%
FHLB and TIB stock	321	4	4.98%	211	—	0.00%
Total interest earning assets	57,764	1,066	7.38%	26,600	399	6.00%
Non-interesting earning assets	8,895			10,759
Total Assets	$66,659			$37,359

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$18,161	94	2.07%	$10,756	39	1.45%
Savings deposits	491	1	0.81%	477	1	0.84%
Time Deposits	12,499	112	3.58%	3,611	27	2.99%
Short-term borrowings	67	—	0.00%	1,608	—	0.00%
Property mortgage and long-term borrowings	2,702	41	6.07%	2,852	59	8.27%
Total interest bearing liabilities	33,920	248	2.92%	19,304	126	2.61%
Demand deposits - non-interest bearing	21,208			4,825
Other non-interest bearing liabilities	314			384
Shareholders’ equity	11,217			12,846
Total liabilities and shareholders’ equity	$66,659			$37,359

Net interest income		$818			$273

Interest rate spread (3)			4.46%			3.39%
Net interest margin (4)			5.66%			4.11%

	Six Months Ended March 31, 2006			Six Months Ended March 31, 2005
	Average		Yield /	Average		Yield /
	Balance	Interest (2)	Rate	Balance	Interest (2)	Rate
Interest Earning Assets:
Loans (1)	$43,197	$1,772	8.20%	$14,515	$566	7.80%
Taxable investment securities	3,581	54	3.02%	4,017	57	2.84%
Federal funds sold	5,105	107	4.19%	7,588	86	2.27%
Interest bearing deposits with other banks	2,476	52	4.20%	—	15	0.00%
FHLB and TIB stock	319	7	4.39%	211	—	0.00%
Total interest earning assets	54,678	1,992	7.29%	26,331	724	5.50%
Non-interesting earning assets	8,916			12,004
Total Assets	$63,594			$38,335

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$16,031	164	2.05%	$10,635	79	1.49%
Savings deposits	482	1	0.41%	458	2	0.87%
Time Deposits	12,705	216	3.40%	5,936	72	2.43%
Short-term borrowings	77	1	2.60%	804	—	0.00%
Property mortgage and long-term borrowings	2,710	82	6.05%	2,886	59	4.09%
Total interest bearing liabilities	32,005	464	2.90%	20,719	212	2.05%
Demand deposits - non-interest bearing	19,917			5,076
Other non-interest bearing liabilities	56			792
Shareholders’ equity	11,616			11,748
Total liabilities and shareholders’ equity	$63,594			$38,335

Net interest income		$1,528			$512

Interest rate spread (3)			4.39%			3.45%
Net interest margin (4)			5.59%			3.89%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan fees of $26,000 and $56,000, respectively, for the three months and six months ended March 31, 2006 and $19,000 and $29,000, respectively, for the three months and six months ended March 31, 2005.

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

	Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005			Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005
	Change Due	Change Due	Total	Change Due	Change Due	Total
	to Volume	to Rate	Change	to Volume	to Rate	Change
Interest Earning Assets:
Loans	2,360	(1,743)	617	2,355	(1,149)	1,206
Taxable investment securities	(57)	45	(12)	(13)	10	(3)
Federal funds sold	(7,530)	7,581	51	(68)	89	21
Interest bearing deposits in banks	4	3	7	18	19	37
Federal Home Loan Bank stock and other	2	2	4	4	3	7

Increase (decrease) in interest income	(5,221)	5,888	667	2,296	(1,028)	1,268

Interest Bearing Liabilities:
NOW and money market deposit accounts	229	(174)	55	155	(70)	85
Savings deposits	11	(11)	—	—	(1)	(1)
Time deposits	323	(238)	85	269	(125)	144
Short term borrowings	—	—	—	—	1	1
Long term borrowings	(13)	(5)	(18)	—	23	23

Increase (decrease) in interest expense	550	(428)	122	424	(172)	252

Increase (decrease) in net interest income	(5,771)	6,316	545	1,872	(856)	1,016

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

For the three months ended March 31, 2006, the provision for loan losses was $45,000 compared to $30,000 for the three months ended March 31, 2005. For the three months ended March 31, 2005, the Bank charged off $1,000 in commercial and consumer loans and had recoveries of loans previously charged off of $1,000 for net charge offs of $0. For the three months ended March 31, 2006, the Bank charged off $4,000 in commercial and consumer loans and had zero recoveries of loans previously charged off for net charge offs of $4,000. The factors combined increased the Allowance for Loan Losses to $358,000 or 0.73% of the portfolio. This amount represents management’s estimate of potential losses inherent in the portfolio. For the six month’s ended March 31, 2006 and March 31, 2005, the provision for loan losses was $90,000 and $30,000 respectively. For the six months ended March 31, 2006, the Bank charged off $10,000 in commercial and consumer loans and had recoveries of loans previously charged off of $1,000 for a net charge off of $9,000. For the six months ended March 31, 2005, the Bank charged off $1,000 in commercial and consumer loans and had recoveries of loans previously charged off of $12,000, for a net recovery of $11,000.

Income Taxes

No federal tax benefit has been recorded for the three and six months ended March 31, 2006, and 2005, based upon net operating losses incurred and carried forward in previous years. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved against, as management believes their realization is not more likely than not to occur.

Financial Condition

Loan Portfolio

Net loans increased $12,850,000 (36%) to $48,533,000 from $35,683,000 between March 31, 2006 and September 30, 2005. The concentration within the portfolio has shifted over time from the previous concentration of agricultural loans to real estate and commercial loans.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio:

	March 31, 2006	September 30, 2005

Agriculture	$2,828	$3,261
Commercial	14,048	12,887
Commerical real estate	14,902	8,619
Residential real estate	7,287	4,524
Construction real estate	5,472	4,152
Consumer	4,354	2,517

	48,891	35,960
Less: allowance for loan losses	(358)	(277)

	$48,533	$35,683

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Prior to its acquisition by us, the Bank operated a branch office in Houston, Texas (which was closed in 2002), and a second portfolio concentration developed with loans of one-to-four family residential real estate. Approximately $1,137,000 of the Bank’s residential real estate portfolio is comprised of single family residences in Houston. The majority of these loans originated between 1996 and 1998 for 15-year terms with fixed rates of 8.75% or greater. These loans additionally have five-year call provisions exercisable at the Bank’s discretion.

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

Loan Maturities

As of March 31, 2005, 46.49% of the loan portfolio consisting of agricultural, commercial, real estate  and consumer loans, or $22,729,000, mature or re-price within one year or less. $38,562,000 of the loan portfolio, or 78.87%, are variable rate loans. At September 30, 2005, 36.52% of the loan portfolio consisting of agricultural, commercial, real estate and consumer loans, or $13,132,000, matured or re-priced within one year or less. $28,108,000 of the loan portfolio, or 78.16%, were variable rate loans. The following table presents the contractual maturity ranges for agricultural, commercial, real estate and consumer loans outstanding at March 31, 2006, and at September 30, 2005, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
March 31, 2006	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Agricultural	$5,000	$1,794,000	$—	$524,000	$—	$505,000	$2,828,000
Real Estate-residential	1,156,000	1,738,000	1,813,000	1,300,000	1,214,000	66,000	7,287,000
Real Estate- commercial	256,000	4,799,000	287,000	6,883,000	20,000	2,657,000	14,902,000
Real Estate - construction	573,000	2,070,000	113,000	2,716,000	—	—	5,472,000
Commercial	226,000	6,915,000	1,844,000	4,945,000	—	118,000	14,048,000
Consumer and Other	2,163,000	1,034,000	659,000	498,000	—	—	4,354,000
Total	$4,379,000	$18,350,000	$4,716,000	$16,866,000	$1,234,000	$3,346,000	$48,891,000

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
September 30, 2005	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Agricultural	$16,000	$1,873,000	$2,000	$766,000	$—	$604,000	$3,261,000
Real Estate-residential	706,000	—	1,063,000	1,612,000	1,077,000	66,000	4,524,000
Real Estate- commercial	233,000	1,059,000	339,000	4,975,000	—	2,013,000	8,619,000
Real Estate - construction	—	936,000	—	2,988,000	228,000	—	4,152,000
Commercial	328,000	6,352,000	2,149,000	3,935,000	—	123,000	12,887,000
Consumer and Other	1,156,000	473,000	539,000	333,000	16,000	—	2,517,000
Total	$2,439,000	$10,693,000	$4,092,000	$14,609,000	$1,321,000	$2,806,000	$35,960,000

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

The following tables set forth the amortized cost and fair value of the Bank’s securities portfolio by accounting classification category and by type of security as indicated:

	As of March 31, 2006		As of September 30, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Held to Maturity:

U.S. Government Agencies	$2,498	$2,473	$3,495	$3,467
Mortgage-backed securities	6	5	6	5
Total Securities Held to Maturity	2,504	2,478	3,501	3,472

Securities Available for Sale:

U.S. Government Agencies	400	397	401	396
Mortgage-backed securities	21	21	30	31
Total Securities Available for Sale	421	418	431	427

Total	$2,925	$2,896	$3,932	$3,899

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years. Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets as of March 31, 2006, and September 30, 2005:

	At March 31, 2006	At September 30, 2005

Non-accruing loans	$175,000	$85,000
Loans 90 days or more past due, still accruing interest	—	6,000

Total non-performing loans	175,000	91,000
Other real estate owned	36,000	—
Other repossessed assets	15,000	15,000

Total non-performing assets	$226,000	$106,000

Total non-performing loans to total loans	0.36%	0.25%
Allowance for loan losses to non-performing loans	205%	304%
Total non-performing loans to total assets	0.34%	0.17%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments are applied to principal and not taken into income. Loans are not placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $ 3,000 and $800 for the three months ended March 31, 2006 and March 31, 2005, respectively. For the six months ended March 31, 2006 and March 31, 2005 such income would have amounted to approximately $4,400 and $3,800 respectively. These amounts were not included in interest income during these periods.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. As of March 31, 2006 and September 30, 2005, we had $175,000 and $85,000 in non-accrual loans, respectively. Loans contractually past due over 90 days which continued to accrue interest totaled $0 on March 31, 2006 and $6,000 on September 30, 2005, based upon specific information available at that time to management. In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if they become 90 days past due, and instead transfer all such loans to non-accruing status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of March 31, 2006 or September 30, 2005.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement. As of March 31, 2006, we had $36,000 in other real estate owned. The property consists of two single family dwellings located in Dalhart, Texas, and one single family dwelling located in Texline, Texas. At September 30, 2005, we had no other real estate owned, and no acquisitions or dispositions of OREO during the fiscal year. Repossessed assets totaled $15,000 at March 31, 2006 and September 30, 2005.

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

The following table sets forth the maturities of time deposits $100,000 and over as of March 31, 2006 and September 30, 2005:

	At March 31, 2006	At September 30, 2005
Time deposits $100,000 and over:
Matuiring within three months	$3,315,000	$4,760,000
After three months but within six months	1,724,000	1,205,000
After six months but within 12 months	911,000	1,523,000
After 12 months	309,000	309,000

Total time deposits $100,000 and over:	$6,259,000	$7,797,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Return on assets	0.03%	-3.59%	-0.07%	-4.03%
Return on equity	0.21%	-12.74%	-0.45%	-13.70%
Dividend payout ratio	0%	0%	0%	0%
Equity to assets ratio	15.36%	-29.07%	15.36%	-29.43%

Capital Resources

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Bank’s financial statements.

As of March 31, 2006 and as of September 30, 2005, the most recent notifications from the federal banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of March 31, 2006 and September 30, 2005. The required and actual amounts and ratios for the Bank as of March 31, 2006 and September 30, 2005, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Bank Only)
March 31, 2006:
Tier I capital to average assets	$7,796	12.93%	$2,411	4.0%	$3,014	5.0%
Tier I capital to risk weighted assets	7,796	14.37%	2,170	4.0%	3,256	6.0%
Total capital to risk weighted assets	8,154	15.03%	4,341	8.0%	5,426	10.0%
September 30, 2005:
Tier I capital to average assets	$7,617	14.71%	$2,071	4.0%	$2,589	5.0%
Tier I capital to risk weighted assets	7,617	18.12%	1,654	4.0%	2,481	6.0%
Total capital to risk weighted assets	7,894	19.09%	3,307	8.0%	4,134	10.0%

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

As of March 31, 2006, we had paid our organizing shareholder and affiliate, Treaty Oak Holdings for reimbursement of expenses and advances on our behalf in connection with our offering and repayment of the amount due under a convertible promissory note. Treaty Oak Holdings owns approximately 39% of our common stock. We contributed to the capital of the Bank and paid operating expenses including repayment of certain costs previously paid by Treaty Oak Holdings. We also repaid principal and interest under unsecured promissory notes issued in connection with the purchase price of the Bank. The table below summarizes the use of net offering proceeds through March 31, 2006:

As of 03/31/06
Gross proceeds from sale of shares	13,276,271
Amounts receivable as of December 31, 2004	—

Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	(507,302)

Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	(1,015,332)
Contribution to the capital of the Bank	(7,500,000)

Payments to directors and officers (bonuses and directors’ fees)	(172,687)
Payments to officers (salary and benefits)	(298,320)
Other payments to affiliates for services	(146,057)

Limited partnership investment in affiliated limited partnership	(1,030,000)
Loan to affiliated company	(352,397)
Repurchase of shares issued	(50,005)
Payment of additional operating expenses (estimated)	(779,906)
Remaining net proceeds	649,265

$679,691 of the amount referenced as “Repayment of notes payable for the acquisition of Texline State Bank was paid to Charles T. Meeks, a member of our Board of Directors and Chairman of the Board of the Bank. An additional amount of $18,783 due to Mr. Meeks from the acquisition of the Bank previously held in escrow is also included in this amount. On November 18, 2004, we approved the purchase of a 47.5% preferential limited partnership interest in PGI Equity Partners, L.P., which owns and operates the building premises we lease, for $950,000. A deposit of $150,000 was paid on November 18, 2004 and the balance of the purchase price of $800,000 was paid on December 30, 2004, at closing. On February 23, 2006, we purchased the remaining 3.75% minority interests in PGI Equity Partners, LP for $80,000 bringing the Company’s percentage ownership to 51.25%. We had originally anticipated these funds would be used to capitalize the Bank, but we believe the investment in premises will allow us the opportunity to realize more value from appreciation in the real property rather than over-capitalizing the Bank. On October 11, 2005, Treaty Oak Bancorp, Inc. made a $355,000 loan to Treaty Oak Holdings, Inc. (“TOHI”) with monthly interest payments due on the first of each month beginning November 1, 2005. On April 10, 2006, the loan was renewed and increased to $373,000. The total principal advanced under this loan through March 31, 2006, was $352,000. The purpose of the loan was to enable TOHI to pay off certain obligations, and to provide sufficient liquidity to TOHI until the proposed merger with the Company has been completed. The principal balance, along with any accrued interest, is due and payable in full on September 1, 2006.

The remaining net proceeds have been invested in short-term interest bearing, money market accounts.

Item 3.                    Defaults upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

On February 28, 2006, we held our annual meeting of shareholders. Holders of 1,483,370 of the 2,634,986 outstanding shares of our common stock as of December 31, 2005, were present at the meeting in person or by proxy. The following matters were approved at the meeting as indicated below.

1. Election of Class II Directors (to serve terms until 2009 annual meeting):

Nominee	Votes	Votes Withheld
Hayden D. Watson	1,483,370	—
Jeffrey L. Nash	1,483,370	—
Elias F. “Lee” Urbina	1,483,010	—

2.               Ratification of McGladrey & Pullen, LLP as auditors. 1,470,973 shares voted in favor, 600 shares voted against, and 11,794 shares abstained.

Item 5.                    Other Information

On February 28, 2006, Terry W. Hamann resigned as Chairman, President and Chief Executive Officer of the Company. Mr. Hamann was subsequently elected “Chairman Emeritus” by the Company’s board of directors. Charles T. Meeks was elected Chairman of the Company’s Board of Directors and Jeffrey L. Nash was elected President and Chief Executive Officer of the Company. Mr. Meeks also serves as Chairman of the Board of Directors of the Company’s principal subsidiary, Treaty Oak Bank. Mr. Nash currently serves as the Company’s Chief Financial Officer and as a director, and also serves as a director as well as President and Chief Executive Officer of the Company’s principal subsidiary, Treaty Oak Bank. (See the Company’s Form 8-K filed with the S.E.C. on March 3, 2006).

Item 6.                    Exhibits

a.               Exhibits

3.1

Amended and Restated Articles of Incorporation (filed as Exhibit 4.1 to Registration Statement on Form S-8 filed with the Commission on October 22, 2004 (File No. 333-119914, which exhibit is incorporated herein by reference)

3	.2*	By-laws

4	.1*	Specimen Common Stock Certificate, $.01 par value per share

4	.2*	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws defining rights of holders of Common Stock

31.1		Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2		Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*              Incorporated by reference to the same numbered exhibit filed with the Company’s Registration Statement on Form SB-2 (File No. 333-112325).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREATY OAK BANCORP, INC.

Dated: May 15, 2006	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, President and Chief Executive Officer

	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, Chief Financial Officer