Form 10QSB
period 2006-06-30
TREATY OAK BANCORP INC
filed 2006-08-17
CIK 1276130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-QSB

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☒            No ☐

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 15, 2006.

$0.01 Par Value Common Stock	2,636,926 shares

Transitional Small Business Disclosure Format (Check one):                  Yes ☐  No   ☒

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED JUNE 30, 2006

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

i

Treaty Oak Bancorp, Inc.

Consolidated Balance Sheets (Unaudited)

June 30, 2006, and September 30, 2005

(Dollars In Thousands, Except Par Value Amounts)

	June 30,	September 30,
	2006	2005 (1)

ASSETS

Cash and cash items	$279	$230
Due from banks	2,930	9,271
Federal funds sold	7,104	3,606

Total cash and cash equivalents	10,313	13,107

Securities available for sale	418	427
Securities held to maturity, fair value of $1,989 and $3,472, respectively	2,005	3,501
Investment in Federal Home Loan Bank, at cost	224	217
Investment in Independent Banker’s Financial Corporation stock, at cost	102	100
Loans, net	52,843	35,683
Premises and equipment, net	5,670	5,819
Note receivable from affiliate	371	—
Accrued interest receivable	353	348
Due from affiliates	131	34
Goodwill and other intangibles, net	1,161	1,161
Other	520	352

Total assets	$74,111	$60,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$27,302	$17,057
NOW, money market and savings	16,103	13,413
Time deposits	15,316	15,076

Total deposits	58,721	45,546

Accounts payable and accrued expenses	262	109
Accrued interest payable	121	116
Property mortgage	2,682	2,727
Note payable	62	74
Minority interest - PGI Equity Partners, LP	1,094	1,109
Other liabilities	38	35

Total liabilities	62,980	49,716

Shareholders’ equity:
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,636,926 and 2,635,746 issued, respectively.	26	26
Paid-in capital	14,960	14,949
Accumulated deficit	(3,804)	(3,888)
Accumulated other comprehensive loss	(1)	(4)
Less shares held in treasury, at cost (6,003 shares)	(50)	(50)
Total shareholders’ equity	11,131	11,033

Total liabilities and shareholders’ equity	$74,111	$60,749

(1) Derived from audited financial statements.

See accompanying notes to the unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest income:
Loans, including fees	$1,104	$507	$2,887	$1,073
Taxable securities	22	35	76	92
Interest on deposits with other banks	34	19	91	34
Federal funds sold	73	38	181	124

Total interest income	1,233	599	3,235	1,323

Interest expense:
Deposits	252	144	643	297
Interest on other borrowings	41	42	124	101

Total interest expense	293	186	767	398

Net interest income	940	413	2,468	925

Provision for loan losses	90	30	180	60

Net interest income after provision for loan losses	850	383	2,288	865

Noninterest income:
Service charges on deposit accounts	31	23	69	56
Other noninterest income	113	84	316	162

Total noninterest income	144	107	385	218
Noninterest expense:
Salaries and employee benefits	420	409	1,253	1,501
Occupancy and equipment expenses	109	59	331	228
Other noninterest expense	326	304	990	1,015
Minority interests in partnership income (loss)	5	1	15	(29)

Total noninterest expense	860	773	2,589	2,715

Net income (loss)	$134	$(283)	$84	$(1,632)

Earnings (loss) per common share - basic	$0.05	$(0.11)	$0.03	$(0.63)
Earnings (loss) per common share - diluted	$0.05	$(0.11)	$0.03	$(0.63)

Weighted average shares outstanding - basic	2,630,018	2,627,948	2,629,548	2,609,344
Weighted average shares outstanding - diluted	2,631,074	2,627,948	2,631,702	2,609,344

See accompanying notes to unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended June 30, 2006, and 2005

(Dollars In Thousands)

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$84	$(1,632)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interests in partnership income (loss)	15	(29)
Provision for loan losses	180	60
Non-cash stock based compensation	—	98
Loan acquisition costs	—	100
Depreciation and amortization	264	231
Changes in other operating assets and liabilities:
Accrued interest receivable	(5)	(119)
Other assets	(177)	(47)
Accrued interest payable	5	53
Other liabilities	156	(36)
Net cash provided by (used in) operating activities	522	(1,321)

Cash flows from investing activities:
Proceeds from maturities and principal repayments on securities - available for sale	12	26
Proceeds from maturities and principal repayments on securities - held to maturity	1,496	1,501
Purchase of securities - held to maturity	—	(5,494)
Acquisition of interest in PGI Equity Partners, LP, net of cash received of $24	(80)	(926)
Purchase of correspondent bank stock	(7)	(104)
Purchase of equipment	(58)	(617)
Net increase in loans	(17,340)	(20,441)
Net cash used in investing activities	(15,977)	(26,055)

Cash flows from financing activities:
Net increase in deposits	13,175	25,602
Proceeds from the sale of common stock, net of issuance costs	—	3,772
Advances to affiliates	(468)	(81)
Repayments of advances to affiliates	—	134
Payments of principal on mortgage	(45)	(9)
Repayments of notes payable	(12)	(228)
Proceeds from exercise of warrants	11	—
Proceeds from note payable - PGI Equity Partners, LP	—	149
Repurchase of common stock	—	(50)
Increase in minority interest - PGI Equity Partners, LP	—	100
Net cash provided by financing activities	12,661	29,389

Net increase (decrease) in cash and cash equivalents	(2,794)	2,013

Cash and cash equivalents at beginning of period	13,107	9,284

Cash and cash equivalents at end of period	$10,313	$11,297

Supplemental disclosures of cash flow information:
Non-cash investing and financing information:
Cash interest received	$3,230	$482
Cash interest paid	$762	$155

Acquisition of PGI Equity Partners, LP
Assets acquired		$4,943
Liabilities assumed		(3,015)
Minority interests		(1,002)
Cash paid, net of cash acquired		$926

See accompanying notes to unaudited consolidated financial statements.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements - unaudited

Note 1.  Interim Financial

Treaty Oak Bancorp, Inc. (the “Company”) is a bank holding company incorporated on November 18, 2003, and organized December 8, 2003 for the purpose of holding the common stock of Treaty Oak Bank (formerly Texline State Bank, the “Bank”).  The Company acquired the Bank on March 9, 2004, and began conducting banking operations in Texline, Texas.  The Bank commenced operations in Austin, Texas on September 10, 2004.

The Company, through Treaty Oak Bank, provides a full range of commercial and consumer banking services to individuals and businesses in the commercial sector in Austin, Texas, and in the agriculture, cattle and commercial sectors in the community of Texline, Texas.

The Company acquired a 47.5% interest in PGI Equity Partners, LP (the “Partnership”) on December 31, 2004. The Partnership owns and operates the building in which the Company offices.  On February 23, 2006, the Company acquired additional 2.5% Class A and 1.25% Class B interests in the Partnership from the sole remaining minority shareholder for $80,000 cash, bringing the Company’s total ownership interest in the Partnership to 51.25% at June 30, 2006.

The Company (through its Bank subsidiary) acquired a 50% interest in Treaty Oak Mortgage, LLC on June 27, 2005 for a purchase price of $1,000, which is accounted for on the equity method of accounting.  The Company (through its Bank subsidiary) acquired a 50% interest in Treaty Oak Commercial Group, LLC (“TOCG”) on June 29, 2006 for a purchase price of $100,000, which is accounted for on the equity method of accounting.   TOCG is a commercial real estate brokerage firm providing medium and long term mortgages on commercial real estate.  TOCG works with life insurance and pension companies to fund these mortgages.  Aside from its initial investment, the Company has no risk associated with operating expenditures or other liabilities of TOCG.  The transaction was approved by the Texas Department of Banking on June 19, 2006.

The consolidated financial statements include the accounts of Treaty Oak Bancorp, Inc., its wholly owned subsidiary Treaty Oak Bank, and the accounts of PGI Equity Partners, LP.

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the disclosures and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all material adjustments (which are of a normal recurring nature) considered necessary for a fair presentation have been made.  The results for the interim period are not necessarily indicative of the results to be expected for the entire year or any other interim period.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method.  Compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at date of grant over the exercise price.

The Company accounts for stock-based compensation to non-employees at fair value.

The Company will be required to adopt FASB Statement No. 123R, “Share-Based Payments” (Statement 123R), beginning on October 1, 2006. Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).

Statement 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the effective date.  The impact that this statement will have on our consolidated financial statements is dependent upon the levels of share based payments granted in the future.

The weighted average fair value of the options granted during the three months ended June 30, 2006 and June 30, 2005 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005

Dividend yield	0%	0%
Risk-free interest rate	4.73%	4.00% - 4.75%
Expected volatility	22%	22%
Expected life in years	6.85 Years	10 Years

The table below presents the pro forma effect on the Company’s operations assuming the Company had accounted for its stock options issued to employees at fair value (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss) - as reported	$134	$(283)	$84	$(1,632)
Net income (loss) - pro forma	$95	$(354)	$(28)	$(1,818)

Earnings (loss) per share - as reported

basic	$0.03	$(0.11)	$0.03	$(0.63)
diluted	$0.03	$(0.11)	$0.03	$(0.63)

Earnings (loss) per share - pro forma

basic	$0.01	$(0.13)	$0.01	$(0.70)
diluted	$0.01	$(0.13)	$0.01	$(0.70)

New Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company is currently evaluating the impact of FIN 48.  The Company will adopt this Interpretation in the first quarter of fiscal 2008.

Note 2.  Earnings Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued.  For the three and nine months ended June 30, 2005, all potentially dilutive securities outstanding were anti-dilutive.  For the three and nine months ended June 30, 2006, all potentially dilutive securities, except for stock options to purchase 179,500 and 145,500 shares, respectively, of the Company’s common stock at $8.33 per share, were anti-dilutive.

Note 3.  Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)

Net income (loss)	$134	$(283)	$84	$(1,632)

Change in unrealized gain (loss) on securities available for sale	—	(4)	3	(6)

Other comprehensive income (loss)	$134	$(287)	$87	$(1,638)

Note 4.  Securities

Securities consisted of the following (in thousands):

	As of		As of
	June 30, 2006		September 30, 2005:
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities Held to Maturity:

U.S. Government Agencies	$1,999	$1,984	$3,495	$3,467
Mortgage-backed securities	6	5	6	5
Total Securities Held to Maturity	2,005	1,989	3,501	3,472

Securities Available for Sale:

U.S. Government Agencies	400	399	401	396
Mortgage-backed securities	19	19	30	31
Total Securities Available for Sale	419	418	431	427

Total	$2,424	$2,407	$3,932	$3,899

Mortgage-backed securities are backed by pools of mortgages and are typically insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).

At June 30, 2006, $2,207,000 of the Company’s securities at fair value were pledged to Texline Independent School District ($1,012,000) and to the City of Texline ($1,195,000).

Note 5.  Loans and Allowance for Loan Losses

The Company grants agribusiness, real estate, and commercial loans to customers primarily in the Austin area and the Texas Panhandle.  Loans at June 30, 2006, and September 30, 2005, were as follows (in thousands):

	June 30, 2006	September 30, 2005

Agricultural	$2,522	$3,261
Commercial	15,388	12,887
Real Estate - commercial	18,311	8,619
Real Estate - residential	7,461	4,524
Real Estate - construction	4,554	4,152
Consumer and other	5,044	2,517
Gross Loans	53,280	35,960
Less: allowance for loan losses	(437)	(277)

Net Loans	$52,843	$35,683

Activity in the allowance for loan losses for the three months and nine months ended June 30, 2006 and June 30, 2005 was as follows (in thousands):

	Three Months Ended		Nine Months ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance at beginning of period	$358	$258	$277	$217
Provision for loan losses	90	30	180	60
Loans charged off	(12)	—	(22)	(1)
Recoveries on loans previously charged-off	1	1	2	13

Balance at the end of the period	$437	$289	$437	$289

The Company had no impaired loans at June 30, 2006 or September 30, 2005.  At June 30, 2006 and September 30, 2005, the Bank had approximately $162,000 and $91,000, respectively, in nonperforming loans including non-accrual loans and loans past due over 90 days and still accruing interest.

Note 6.  Premises and Equipment

Premises and equipment at June 30, 2006, and September 30, 2005, were as follows (in thousands):

	June 30, 2006	September 30, 2005
Land	$959	$949
Building and leasehold improvements	4,566	4,520
Furniture, fixtures and equipment	770	718
Subtotal	6,295	6,187
Less accumulated depreciation and amoritzation	(625)	(368)
Total	$5,670	$5,819

Depreciation and amortization expense for the nine months ended June 30, 2006 and 2005 was $264,000 and $207,000, respectively.

Note 7.  Deposits

Time deposits of $100,000 or more totaled $5,514,000 and $7,797,000 at June 30, 2006 and September 30, 2005, respectively. At June 30, 2006 and September 30, 2005, the scheduled maturities of time deposits were as follows (in thousands):

	As of	As of
	June 30, 2006	September 30, 2005

Time deposits maturing in the fiscal year ending:

2006	$8,157	$12,685
2007	6,830	2,391
2008	329	—
	$15,316	$15,076

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

Core deposit intangibles are amortized on a straight-line basis over seven years.  The following table reflects the net carrying amount of core deposit intangibles at June 30, 2006 and September 30, 2005 (in thousands):

	June 30, 2006	September 30, 2005

Gross core deposit intangibles	$70	$70
Less accumulated amortization	(23)	(16)

Net core deposit intangibles	$47	$54

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

On October 25, 2005, the Company granted 82,750 options to purchase shares of stock at an exercise price of $8.50 per share to fifteen (15) officers and directors.  The options become exercisable for the option shares in three equal annual installments upon completion of each year of service over the three-year period of service measured from October 25, 2005.  On January 24, 2006, the Company granted 750 options to purchase shares of stock at an exercise price of $8.50 per share to two (2) employees.  The options become exercisable for the option shares in three equal annual installments upon completion of each year of service over the three-year period of service measured from January 24, 2006.  On April 24, 2006, the Company granted 1,500 options at an exercise price of $8.35 per share to an employee associated with an employment offer.  The options become exercisable for the option shares in three equal annual installments upon completion of each year of service over the three-year period of service measured from April 24, 2006.  On May 3, 2006, the Company granted 1,700 options at an exercise price of $8.35 per share to various employees as performance based incentive.  The options become exercisable for the option shares in three equal annual installments upon completion of each year of service over the three-year period of service measured from May 3, 2006.  On June 26, 2006, the Company granted 200 options at an exercise price of $8.50 per share to an employee as performance based incentive.  The options become exercisable for the option shares in three equal annual installments upon completion of each year of service over the three-year period of service measured from June 26, 2006.

The table below presents the weighted average number of options issued and outstanding during the nine months ended June 30, 2006, and 2005.

	For the		For the
	Nine Months Ended		Year Ended
	June 30, 2006		September 30, 2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of the period	213,800	$8.42	175,500	$8.33
Granted	86,900	8.50	38,300	8.82
Forfeited/expired	(33,250)	8.38	—	—
Outstanding, end of the period	267,450	$8.45	213,800	$8.42

Exercisable at the end of the period	137,216	$8.41	48,500	$8.33
Weighted-average fair value of options granted during the period		$1.86		$1.77
Weighted-average remaining contractural life (months)	102		103

Note 10.  Other Related Party Transactions

Treaty Oak Holdings, Inc.

On October 11, 2005, Treaty Oak Bancorp, Inc. made a $355,000 loan to Treaty Oak Holdings, Inc. (“TOHI”), a significant shareholder of Treaty Oak Bancorp, Inc., with interest at 6.75% (WSJ Prime, floating) per annum, payable on the first of each month beginning November 1, 2005.  The purpose of the loan was to enable TOHI to pay off certain obligations and provide working capital.  On April 26, 2006, the obligation was renewed and increased to $373,000 at the then current WSJ prime rate of 7.75%.  The principal balance, along with any accrued interest, is due and payable in full on September 1, 2006.  On June 30, 2006, the outstanding principal balance of the loan was $371,000.

Accounting and Tax Services

The Company receives tax planning advice and general tax and accounting services from Hamann, Ernstmeyer & Williamson, P.C. (formerly Hamann & Associates, P.C. “HEW”), a professional corporation of certified public accountants in which Mr. Hamann (the former Chief Executive Officer of the Company) owned an 80% interest.  As of June 30, 2005, Mr. Hamann’s ownership was reduced to a 5% interest in HEW, and as of November, 2005, he had no remaining ownership interest.   HEW is a firm focused on tax planning and advisory work and does not provide auditing services to clients.  For the nine months ended June 30, 2006, and June 30, 2005, the Company paid approximately $35,000 and $104,000, respectively, for these services primarily with respect to assistance in the preparation of the Company’s annual and periodic reporting, tax planning and reporting, and other advisory services.

Other Transactions

The Company has a $131,000 and $34,000 Due from Affiliate balance as of June 30, 2006 and September 30, 2005, respectively, which represents amounts due from Treaty Oak Holdings, Inc. to PGI Equity Partners, LP for occupancy costs.

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

The following table summarizes the Company’s off-balance sheet financial instruments as of June 30, 2006 and September 30, 2005 (in thousands):

	June 30,	September 30,
	2006	2005

Commitments to extend credit	$11,044	$14,043
Standby letters of credit	$1,962	$269

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2006, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 12.  Dividend Restrictions and Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by state and federal banking regulatory agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Failure to meet capital requirements can initiate regulatory action.  As of June 30, 2006, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

The following table sets forth the actual capital levels for the Bank in addition to the requirements under prompt corrective action regulations (in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Bank Only)
June 30, 2006:
Tier I capital to average assets	$8,006	12.14%	$2,637	4.0%	$3,297	5.0%
Tier I capital to risk weighted assets	8,006	13.48%	2,375	4.0%	3,563	6.0%
Total capital to risk weighted assets	$8,443	14.22%	$4,750	8.0%	$5,938	10.0%
September 30, 2005:
Tier I capital to average assets	$7,617	14.71%	$2,071	4.0%	$2,589	5.0%
Tier I capital to risk weighted assets	7,617	18.12%	1,654	4.0%	2,481	6.0%
Total capital to risk weighted assets	$7,894	19.09%	$3,307	8.0%	$4,134	10.0%

As of June 30, 2006, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations.  Management is not aware of any conditions subsequent to June 30, 2006, that would change the Bank’s capital category.

The Bank is a state chartered banking association and is subject to regulation, supervision and examination by the Texas Department of Banking and the Federal Deposit Insurance Corporation (FDIC).

From its initial acquisition of Texline State Bank, the Company’s banking operations had been subject to a Memorandum of Understanding (MOU) with the FDIC.  The MOU had been entered into for the purpose of ensuring that bank management appropriately and adequately addressed certain deficiencies identified by the FDIC and Texas Department of Banking (TDB) during previous regulatory examinations prior to the Company’s acquisition of Texline State Bank on March 9, 2004.  Following the FDIC examination of Treaty Oak Bank in November, 2004, the FDIC terminated the MOU and proposed a new MOU that was more limited in scope.  In February 2005, Treaty Oak Bank agreed to become subject to the new MOU, which was subsequently executed effective March 3, 2005 by the FDIC.  The Bank had addressed all of the issues identified in the new MOU by March 31, 2005.  At a subsequent follow-up review of the Bank conducted jointly by the FDIC and TDB, the on-site examiners deemed the Bank’s actions to date with regard to the new MOU to be “satisfactory.”  The Bank was later advised to discontinue the submission of quarterly responses to the MOU based upon the Bank’s affirmative actions in a letter dated April 25, 2005 from the FDIC.

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

Results of Operations

General

The following discussion analyzes the results of the Company for the three months and nine months ended June 30, 2006, and June 30, 2005.

Net Income—General

For the three months ended June 30, 2006, the Company had net income of $134,000, compared to a net loss of $283,000 for the three months ended June 30, 2005.  The improvement is attributable to the increase in net interest income, as the Company grew its earning assets 73.3% from June 30, 2005 and increased the yield on those assets 124 basis points from 6.63% to 7.87%.  For the same comparative period, interest bearing liabilities grew 61.5%, and the rates paid on those deposits decreased 8 basis points, resulting in a substantial increase in net interest income.

For the nine months ended June 30, 2006, the Company had net income of $84,000 compared to a net loss of $1,632,000 for the nine months ended June 30, 2005, which losses included costs associated with the start up of operations in Austin. The improvement in operations is also attributable to the increase in net interest income, as the Company grew its earning assets at a faster pace and at a greater yield than its interest bearing liabilities.

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

Net Interest Income

For the three months ended June 30, 2006, our net interest income was $940,000 compared to $413,000 for the three months ended June 30, 2005.  For the nine months ended June 30, 2006, our net interest income was $2,468,000 compared to $925,000 for the nine months ended June 30, 2005.

For the comparative three month periods of June 30, 2006, and June 30, 2005, the average rate on interest-bearing liabilities decreased 8 basis points, from 3.38% to 3.30%, while the average rate on interest bearing assets improved 124 basis points from 6.63% to 7.87% during the same period.   For the comparative nine month periods ended June 30, 2006 and June 30, 2005, the average rate on interest-bearing liabilities increased 61 basis points, from 2.56% to 3.17%, while the average rate on interest bearing assets improved 204 basis points from 5.67% to 7.71% during the same period.

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

	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2006			2005
	Average		Yield /	Average		Yield /
	Balance	Interest (2)	Rate	Balance	Interest (2)	Rate
Interest Earning Assets:
Loans (1)	$50,780	$1,104	8.70%	$25,985	$507	7.80%
Taxable investment securities	2,856	22	3.08%	4,852	35	2.89%
Federal funds sold	6,030	73	4.84%	5,063	38	3.00%
Interest bearing deposits with other banks	2,681	31	4.63%	—	19	0.00%
FHLB and TIB stock	324	3	3.70%	254	—	0.00%
Total interest earning assets	62,671	1,233	7.87%	36,154	599	6.63%
Non-interesting earning assets	9,633			11,633
Total Assets	$72,304			$47,787

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$18,118	105	2.32%	$10,756	53	1.97%
Savings deposits	424	1	0.94%	477	1	0.84%
Time Deposits	14,296	146	4.09%	6,311	90	5.70%
Short-term borrowings	4	—	0.00%	1,608	—	0.00%
Property mortgage and long-term borrowings	2,687	41	6.10%	2,852	42	5.89%
Total interest bearing liabilities	35,529	293	3.30%	22,004	186	3.38%
Demand deposits - non-interest bearing	24,937			4,825
Other non-interest bearing liabilities	707			8,393
Shareholders’ equity	11,131			12,565
Total liabilities and shareholders’ equity	$72,304			$47,787

Net interest income		$940			$413

Interest rate spread (3)			4.57%			3.25%
Net interest margin (4)			6.00%			4.57%

	Nine Months Ended			Nine Months Ended
	June 30,			June 30,
	2006			2005
	Average		Yield /	Average		Yield /
	Balance	Interest (2)	Rate	Balance	Interest (2)	Rate
Interest Earning Assets:
Loans (1)	$44,334	$2,887	8.68%	$18,646	$1,073	7.67%
Taxable investment securities	3,463	76	2.93%	3,816	92	3.21%
Federal funds sold	5,006	181	4.82%	8,413	124	1.97%
Interest bearing deposits with other banks	2,815	83	3.93%	—	34	0.00%
FHLB and TIB stock	320	8	3.34%	233	—	0.00%
Total interest earning assets	55,938	3,235	7.71%	31,108	1,323	5.67%
Non-interesting earning assets	18,173			9,946
Total Assets	$74,111			$41,054

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$15,557	289	2.48%	$10,635	135	1.69%
Savings deposits	448	2	0.60%	458	2	0.58%
Time Deposits	13,503	372	3.67%	5,936	160	3.59%
Short-term borrowings	46	—	0.00%	804	—	0.00%
Property mortgage and long-term borrowings	2,702	104	5.13%	2,886	101	4.67%
Total interest bearing liabilities	32,256	767	3.17%	20,719	398	2.56%
Demand deposits - non-interest bearing	21,055			5,076
Other non-interest bearing liabilities	10,628			3,219
Shareholders’ equity	10,173			12,040
Total liabilities and shareholders’ equity	$74,111			$41,054

Net interest income		$2,468			$925

Interest rate spread (3)			4.54%			3.11%
Net interest margin (4)			8.82%			5.95%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan fees of $38,000 and $94,000, respectively, for the three months and nine months ended June 30, 2006 and $31,000 and $61,000, respectively, for the three months and nine months ended June 30, 2005.

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

	Three Months Ended June 30, 2006			Nine Months Ended June 30, 2006
	Compared to			Compared to
	Three Months Ended June 30, 2005			Nine Months Ended March 30, 2005
	Change Due	Change Due	Total	Change Due	Change Due	Total
	to Volume	to Rate	Change	to Volume	to Rate	Change
Interest Earning Assets:
Loans	2,078	(1,481)	597	3,385	(1,571)	1,814
Taxable investment securities	(61)	48	(13)	26	(42)	(16)
Federal funds sold	21	14	35	(132)	189	57
Interest bearing deposits in banks	6	6	12	24	25	49
Federal Home Loan Bank stock and other	—	3	3	—	8	8

Increase (decrease) in interest income	2,044	(1,410)	634	3,303	(1,391)	1,912

Interest Bearing Liabilities:
NOW and money market deposit accounts	193	(141)	52	(15,187)	15,341	154
Savings deposits	—	—	—	—	—	—
Time deposits	541	(485)	56	417	(205)	212
Short term borrowings	—	—	—	—	—	—
Long term borrowings	(10)	9	(1)	—	3	3

Increase (decrease) in interest expense	724	(617)	107	(14,770)	15,139	369

Increase (decrease) in net interest income	1,320	(793)	527	18,073	(16,530)	1,543

Provision for Loan Losses

The provision for loan losses is a charge (credit) determined by management as the amount necessary to increase (decrease) the allowance for loan losses after net charge-offs have been deducted to a level that, in management’s best estimate, is necessary to absorb probable losses in the loan portfolio. The amount of the provision is based on management’s review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. The provision is calculated monthly and a charge (credit) to operations is made, as required, to increase (decrease) the allowance to the calculated level.

For the three months ended June 30, 2006, the provision for loan losses was $90,000 compared to $30,000 for the three months ended June 30, 2005. For the three months ended June 30, 2005, the Bank charged off $0 in commercial and consumer loans and had recoveries of loans previously charged off of $1,000 for net recoveries of $1,000. For the three months ended June 30, 2006, the Bank charged off $12,000 in commercial and consumer loans and had recoveries of loans previously charged off of 1,000 for net charge offs of $11,000.  The growth of the loan portfolio for the three months ended June 30, 2006 of $4,374,000, combined with reserves established for each loan based on perceived risk of loss, resulted in an increase of the Allowance for Loan Losses to $437,000 or 0.83% of the portfolio.  For the nine month’s ended June 30, 2006 and June 30, 2005, the provision for loan losses was $180,000 and $60,000 respectively.  For the nine months ended June 30, 2006, the Bank charged off $22,000 in commercial and consumer loans and had recoveries of loans previously charged off of $1,000 for a net charge off of $20,000.  For the nine months ended June 30, 2005, the Bank charged off $1,000 in commercial and consumer loans and had recoveries of loans previously charged off of $13,000, for a net recovery of $12,000.

Income Taxes

No federal tax benefit has been recorded for the three and nine months ended June 30, 2006, and 2005, based upon net operating losses incurred and carried forward in previous years. Based upon the Company’s limited operating history, the federal tax benefit of these losses has been fully reserved against, as management believes their realization is not likely to occur.

Financial Condition

Loan Portfolio

Net loans increased $17,160,000 (48%) to $52,843,000 from $35,683,000 between June 30, 2006 and September 30, 2005. The concentration within the portfolio has shifted over time from the previous concentration of agricultural loans to real estate and commercial loans.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio:

	June 30, 2006	September 30, 2005

Agricultural	$2,522	$3,261
Commercial	15,388	12,887
Real Estate - commercial	18,311	8,619
Real Estate - residential	7,461	4,524
Real Estate - construction	4,554	4,152
Consumer and other	5,044	2,517
Gross Loans	53,280	35,960
Less: allowance for loan losses	(437)	(277)

Net Loans	$52,843	$35,683

Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

Approximately $1,066,000 of the Bank’s residential real estate portfolio is comprised of single family residences in Houston. The majority of these loans originated between 1996 and 1998 for 15-year terms with fixed rates of 8.75% or greater. These loans additionally have five-year call provisions exercisable at the Bank’s discretion.

These residential real estate loans are expected to decrease as the individual loans continue to pay down. The majority of new loan growth is expected to originate from the Austin market.  As had been anticipated by management, loans originating from the Austin market reflect a broader, more diverse mix of industries and borrowers than had been the case previously. As new loans continue to originate for non-agricultural and non residential real estate purposes, the percentage of the total loan portfolio creating the concentrations described above will continue to decline thereby diminishing undue risk associated with industry concentration.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Loan Maturities

As of June 30, 2006, 47.77% of the loan portfolio consisting of agricultural, commercial, real estate and consumer loans, or $23,456,000, mature or re-price within one year or less. $45,589,000 of the loan portfolio, or 85.56%, are variable rate loans.   At September 30, 2005, 36.52% of the loan portfolio consisting of agricultural, commercial, real estate and consumer loans, or $13,132,000, matured or re-priced within one year or less. $28,108,000 of the loan portfolio, or 78.16%, were variable rate loans. The following table presents the contractual maturity ranges for agricultural, commercial, real estate and consumer loans outstanding at June 30, 2006, and at September 30, 2005, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

			Due after One Year
	Due in One Year		Through		Due after
	or Less		Five Years		Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
June 30, 2006	Rate	Rate	Rate	Rate	Rate	Rate	Total
Agricultural	$2,000	$1,420,000	$—	$592,000	$—	$508,000	$2,522,000
Real Estate-residential	890,000	1,755,000	1,179,000	2,177,000	1,460,000	—	7,461,000
Real Estate- commercial	210,000	4,927,000	224,000	8,303,000	—	4,647,000	18,311,000
Real Estate - construction	899,000	2,682,000	—	973,000	—	—	4,554,000
Commercial	192,000	10,658,000	1,815,000	2,609,000	—	114,000	15,388,000
Consumer and Other	112,000	1,709,000	677,000	2,515,000	31,000	—	5,044,000
Total	$2,305,000	$23,151,000	$3,895,000	$17,169,000	$1,491,000	$5,269,000	$53,280,000

			Due after One Year
	Due in One Year		Through		Due after
	or Less		Five Years		Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
September 30, 2005	Rate	Rate	Rate	Rate	Rate	Rate	Total

Agricultural	$16,000	$1,873,000	$2,000	$766,000	$—	$604,000	$3,261,000
Real Estate-residential	706,000	—	1,063,000	1,612,000	1,077,000	66,000	4,524,000
Real Estate- commercial	233,000	1,059,000	339,000	4,975,000	—	2,013,000	8,619,000
Real Estate - construction	—	936,000	—	2,988,000	228,000	—	4,152,000
Commercial	328,000	6,352,000	2,149,000	3,935,000	—	123,000	12,887,000
Consumer and Other	1,156,000	473,000	539,000	333,000	16,000	—	2,517,000
Total	$2,439,000	$10,693,000	$4,092,000	$14,609,000	$1,321,000	$2,806,000	$35,960,000

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

The following tables set forth the amortized cost and fair value of the Bank’s securities portfolio by accounting classification category and by type of security as indicated:

	As of		As of
	June 30, 2006		September 30, 2005:
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities Held to Maturity:

U.S. Government Agencies	$1,999	$1,984	$3,495	$3,467
Mortgage-backed securities	6	5	6	5
Total Securities Held to Maturity	2,005	1,989	3,501	3,472

Securities Available for Sale:

U.S. Government Agencies	400	399	401	396
Mortgage-backed securities	19	19	30	31
Total Securities Available for Sale	419	418	431	427

Total	$2,424	$2,407	$3,932	$3,899

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years. Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets as of June 30, 2006, and September 30, 2005:

	At June 30,	At September 30,
	2006	2005

Non-accruing loans	$162,000	$85,000
Loans 90 days or more past due, still accruing interest	—	6,000

Total non-performing loans	162,000	91,000
Other real estate owned	36,000	—
Other repossessed assets	15,000	15,000

Total non-performing assets	$213,000	$106,000

Total non-performing loans to total loans	0.30%	0.25%
Allowance for loan losses to non-performing loans	270%	304%
Total non-performing loans to total assets	0.31%	0.17%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments are applied to principal and not taken into income. Loans are not placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $3,000 and $500 for the three months ended June 30, 2006 and June 30, 2005, respectively.  For the nine months ended June 30, 2006 and June 30, 2005 such income would have amounted to approximately $9,000 and $1,500 respectively.  These amounts were not included in interest income during these periods.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. As of June 30, 2006 and September 30, 2005, we had $162,000 and $85,000 in non-accrual loans, respectively. Loans contractually past due over 90 days which continued to accrue interest totaled $0 on June 30, 2006 and $6,000 on September 30, 2005, based upon specific information available at that time to management.  In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if they become 90 days past due, and instead transfer all such loans to non-accruing status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of June 30, 2006 or September 30, 2005.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement. As of June 30, 2006, we had $36,000 in other real estate owned.  The properties consist of two single family dwellings located in Dalhart, Texas, and one single family dwelling located in Texline, Texas. At September 30, 2005, we had no other real estate owned, and no acquisitions or dispositions of OREO during the fiscal year. Repossessed assets totaled $15,000 at June 30, 2006 and September 30, 2005.

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

The following table sets forth the maturities of time deposits $100,000 and over as of June 30, 2006 and September 30, 2005:

	At June 30, 2006	At September 30, 2005
Time deposits $100,000 and over:
Matuiring within three months	$2,341,000	$4,760,000
After three months but within six months	2,055,000	1,205,000
After six months but within 12 months	1,118,000	1,523,000
After 12 months	—	309,000

Total time deposits $100,000 and over:	$5,514,000	$7,797,000

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Return on assets	0.18%	-0.52%	0.11%	-3.02%
Return on equity	1.20%	-2.54%	0.75%	-14.67%
Dividend payout ratio	0%	0%	0%	0%
Equity to assets ratio	15.02%	20.56%	15.02%	20.56%

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

As of June 30, 2006 and as of September 30, 2005, the most recent notifications from the federal banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of June 30, 2006 and September 30, 2005. The required and actual amounts and ratios for the Bank as of June 30, 2006 and September 30, 2005, are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Bank Only)
June 30, 2006:
Tier I capital to average assets	$8,006	12.14%	$2,637	4.0%	$3,297	5.0%
Tier I capital to risk weighted assets	8,006	13.48%	2,375	4.0%	3,563	6.0%
Total capital to risk weighted assets	$8,443	14.22%	$4,750	8.0%	$5,938	10.0%
September 30, 2005:
Tier I capital to average assets	$7,617	14.71%	$2,071	4.0%	$2,589	5.0%
Tier I capital to risk weighted assets	7,617	18.12%	1,654	4.0%	2,481	6.0%
Total capital to risk weighted assets	$7,894	19.09%	$3,307	8.0%	$4,134	10.0%

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

                               None.

Item 2.                    Changes in Securities and Use of Proceeds

On May 7, 2004, the Securities and Exchange Commission declared our Registration Statement on Form SB-2 (File No. 333-112325) related to our initial public offering effective.  In addition, on October 22, 2004, we filed a Form SB-2MEF under Rule 462 registering additional shares of common stock and warrants to purchase our common stock under our public offering.  We registered a total of 1,944,000 shares of our common stock, of which 324,000 shares are issuable under registered common stock warrants.  We accepted subscriptions for 1,589,602 shares of our common stock under the offering and have received gross offering proceeds of approximately $13.3 million.

As of June 30, 2006, we had paid our organizing shareholder and affiliate, Treaty Oak Holdings, Inc. for reimbursement of expenses and advances on our behalf in connection with our offering and repayment of the amount due under a convertible promissory note.  Treaty Oak Holdings owns approximately 39% of our common stock.  We contributed to the capital of the Bank and paid operating expenses including repayment of certain costs previously paid by Treaty Oak Holdings.  We also repaid principal and interest under unsecured promissory notes issued in connection with the purchase price of the Bank.  The table below summarizes the use of net offering proceeds through June 30, 2006:

As of 06/30/06
Gross proceeds from sale of shares	$13,276,271

Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	(507,302)

Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	(1,015,332)
Contribution to the capital of the Bank	(7,500,000)

Payments to directors and officers (bonuses and directors’ fees)	(185,187)
Payments to officers (salary and benefits)	(320,320)
Other payments to affiliates for services	(149,057)

Limited partnership investment in affiliated limited partnership	(1,030,000)
Loan to affiliated company	(370,947)
Repurchase of shares issued	(50,005)
Payment of additional operating expenses (estimated)	(823,248)
Remaining net proceeds	$549,873

Of the amount referenced as “Repayment of notes payable for the acquisition of Texline State Bank,” $679,691 was paid to Charles T. Meeks, a member of our Board of Directors and Chairman of the Board of the Bank.   An additional amount of $18,783 due to Mr. Meeks from the acquisition of the Bank previously held in escrow is also included in this amount.  On November 18, 2004, we approved the purchase of a 47.5% preferential limited partnership interest in PGI Equity Partners, L.P., which owns and operates the building premises we lease, for $950,000.  A deposit of $150,000 was paid on November 18, 2004 and the balance of the purchase price of $800,000 was paid on December 30, 2004, at closing.  On February 23, 2006, we purchased the remaining 3.75% minority interests in PGI Equity Partners, LP for $80,000 bringing the Company’s percentage ownership to 51.25%. We had originally anticipated these funds would be used to capitalize the Bank, but we believe the investment in premises will allow us the opportunity to realize more value from appreciation in the real property rather than over-capitalizing the Bank. On October 11, 2005, Treaty Oak Bancorp, Inc. made a $355,000 loan to Treaty Oak Holdings, Inc. (“TOHI”) with an interest rate equal to the Wall Street Journal prime rate and monthly interest payments due on the first of each month beginning November 1, 2005. On April 10, 2006, the loan was renewed and increased to $373,000. The total principal advanced under this loan through June 30, 2006, was $373,000 at the then current WSJ prime interest rate of 7.75%.  The purpose of the loan was to enable TOHI to pay off certain obligations and to provide sufficient working capital liquidity to TOHI until the proposed merger with the Company has been completed.  The principal balance, along with any accrued interest, is due and payable in full on September 1, 2006. The remaining net proceeds have been invested in short-term interest bearing, money market accounts.

Item 3.                    Defaults upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

Item 5.                    Other Information

On July 25, 2006 the election of Sandra Ellsworth as Chief Financial Officer was ratified by the board of directors.

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

TREATY OAK BANCORP, INC.

Dated: August 14, 2006	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, President and Chief Executive Officer

	By:	/s/ Sandra L. Ellsworth
Sandra L. Ellsworth, Chief Financial Officer