Form 10QSB/A
period 2006-06-30
TREATY OAK BANCORP INC
filed 2006-08-18
CIK 1276130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-QSB/A

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

Explanatory Note

The Company is filing this Quarterly Report on Form 10-QSB/A as Amendment No. 1 to the Company’s Form 10-QSB for the quarter ended June 30, 2006, originally filed on August 16, 2006 (the “Original Form 10-QSB), for the purpose of correcting its pro forma earnings per share as presented in Note 1 of the Company’s consolidated, unaudited financial statements.  Although this filing presents the Company’s Original Form 10-QSB in its entirety, the only substantive correction is to that Note 1.

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

The table below presents the pro forma effect on the Company’s operations assuming the Company had accounted for its stock options issued to employees at fair value (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss) - as reported	$134	$(283)	$84	$(1,632)
Net income (loss) - pro forma	$95	$(354)	$(28)	$(1,818)

Earnings (loss) per share - as reported

basic	$0.05	$(0.11)	$0.03	$(0.63)
diluted	$0.05	$(0.11)	$0.03	$(0.63)

Earnings (loss) per share - pro forma

basic	$0.04	$(0.13)	$0.01	$(0.70)
diluted	$0.04	$(0.13)	$0.01	$(0.70)

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

Depreciation and amortization expense for the nine months ended June 30, 2006 and 2005 was $257,000 and $207,000, respectively.

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

The table below presents the weighted average number of options issued and outstanding during the nine months ended June 30, 2006, and 2005.

	For the		For the
	Nine Months Ended		Year Ended
	June 30, 2006		September 30, 2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of the period	213,800	$8.42	175,500	$8.33
Granted	86,900	8.49	38,300	8.82
Forfeited/expired	(33,250)	8.38	—	—
Outstanding, end of the period	267,450	$8.45	213,800	$8.42

Exercisable at the end of the period	137,216	$8.41	48,500	$8.33
Weighted-average fair value of options granted during the period		$1.86		$1.77
Weighted-average remaining contractural life (months)	102		103

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

TREATY OAK BANCORP, INC.

Dated: August 17, 2006	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, President and Chief Executive Officer

	By:	/s/ Sandra L. Ellsworth
Sandra L. Ellsworth, Chief Financial Officer