Form 10KSB
period 2006-09-30
TREATY OAK BANCORP INC
filed 2006-12-29
CIK 1276130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Yes  ☒            No  ☐

The issuer’s revenues for its most recent fiscal year were approximately $5,227,000.

The aggregate market value of the common stock held by non-affiliates, based upon the last reported sales price at which the common stock was sold as of December 1, 2006, was $17,069,512.

The number of shares outstanding of common stock, par value $0.01 per share, as of the close of business on December 1, 2006 was 2,730,187.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐; No  ☒

ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

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

i

Part I

Item 1.                    Description of Business

Overview

Holding Company

Treaty Oak Bancorp, Inc. (the “Company,” “we,” “us,” or “our” hereafter) was incorporated under the laws of the State of Texas on November 18, 2003.  Our primary business is to own and manage our wholly-owned banking subsidiary, Treaty Oak Bank, which is a Texas state-chartered banking association (the “Bank”).  Subsequent to our fiscal year end, on November 15, 2006, we acquired Treaty Oak Holdings, Inc., one of our original organizing shareholders by merging Treaty Oak Holdings, Inc. with and into the Company.  As a result of the merger transaction, we now control all of the property where our offices and the headquarters of the Bank are located.

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

Bank

The primary focus of our Austin branch is on medium and small commercial businesses (including professionals such as doctors, dentists and lawyers) and real estate lending (including interim construction and commercial real estate loans), while our Texline branch has continued to focus primarily on agricultural lending. As of September 30, 2006, the Bank had total assets of approximately $91,352,000 and total deposits of approximately $81,546,000.

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

•                                          using technology to enhance the relationship between the Bank and its clients instead of replacing that relationship with technology solutions to banking, as well as maintaining a strong commitment to personal service and a personal banking relationship with our private bankers;

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

On June 28, 2005, the Bank acquired a 50% ownership interest in Treaty Oak Mortgage, LLC (“Treaty Oak Mortgage”), which offices in the same building as the Company and the Bank. Treaty Oak Mortgage is a mortgage broker focused primarily on a wide range of residential lending products that compliment our own products and provide a greater degree of residential mortgage flexibility. We do not have a controlling financial interest in Treaty Oak Mortgage, and it is, therefore, not included in our consolidated results of operations.

On June 29, 2006, the Bank acquired a 50% ownership interest in Treaty Oak Commercial Group, LLC (“TOCG”). TOCG is a commercial real estate mortgage brokerage firm providing medium and long term mortgages on commercial real estate.  TOCG works with life insurance and pension companies to fund these mortgages. TOCG offices in the same building as the Company and the Bank, and also maintains an office in Houston, Texas. Aside from its initial investment, the Company has no risk associated with operating expenditures or other liabilities of TOCG. The transaction was approved by the Texas Department of Banking on June 19, 2006.

Regulatory Matters

From its initial acquisition of Texline State Bank, the Company’s banking operations had been subject to a Memorandum of Understanding (“MOU”) with the FDIC.  The MOU ensured that bank management appropriately and adequately addressed certain deficiencies identified by the FDIC and the Texas Department of Banking (“TDB”) during previous regulatory examinations prior to the Company’s acquisition of Texline State Bank on March 9, 2004. Following the FDIC examination of the Bank in November, 2004, the FDIC terminated the MOU and proposed a new MOU that was more limited in scope. In February 2005, the Bank agreed to the new MOU, which was executed effective March 3, 2005 by the FDIC. The Bank addressed all of the issues identified in the new MOU by March 31, 2005. At the follow-up review of the Bank, conducted jointly by the FDIC and the TDB, the on-site examiners deemed the Bank’s actions to date with regard to the new MOU to be “satisfactory.” The Bank was later advised to discontinue the submission of quarterly responses to the MOU based upon “noted progress” in addressing the issues cited.

The TDB and the FDIC conducted a joint safety and soundness examination of the Bank during December, 2005 and reported their findings to the board of directors on January 10, 2006. The final written report was received by management in March, 2006, at which time the Bank was advised of the official termination of the MOU.

Primary Clients and Markets

In the Austin area, the Bank concentrates on small and middle market businesses and individual clients with net worth in excess of $1,000,000.  The Bank’s Texline branch in the Texas panhandle continues to concentrate its efforts primarily in agricultural lending.  We believe that the diverse nature of customers in the target markets provides a varied client base and allows the Bank to spread lending risk over different industries.  We plan to open additional branches through internal growth and capital expansion, but do not compete on a retail basis with the large national banks that have branches located in and around Austin.

Banking Operations

Our core services include traditional banking activities, such as personal and commercial deposit accounts and loans, as well as finance, consulting, and treasury services. Ancillary services include notary services, safe deposit boxes, cashiers’ checks and money orders, traveler’s checks, wire transfers, and other services.

The Bank is an active business lender, with approximately 32% of its total loans as commercial loans, 52% as residential, commercial and construction real estate loans, and the balance in agricultural and personal lending. The Bank’s primary targeted businesses are those requiring aggregate loans in the $100,000 to $10,000,000 range. The Bank offers business-oriented banking products and services, including the following:

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

Business Strategies

Our primary objective is to take advantage of expansion opportunities while maintaining efficiency and individualized client service, supplemented with technological advances and strategic branch expansion in key market areas, using the following strategies:

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

We are forecasting the opening of new offices as part of our growth; the first new branch in the Marble Falls/Horseshoe Bay area in the Texas Hill Country 45 miles northwest of Austin is expected to open in the spring of 2007, while our Barton Creek branch in West Austin is expected to open in the fall of 2007. Given the number of banks and bank branches in the Austin, Texas market, the success of electronic banking services, courier services and other remote banking alternatives that we provide our clients, and our desire to maintain our levels of service, we carefully review both the location of proposed branches and the timing of their opening when planning for expansion.

Services

Deposit Services

The Bank offers a traditional mix of deposit accounts. Rates and terms are set by the Bank’s senior management team with input and guidance from our Asset/Liability Committee (ALCO), and are continually updated based on market conditions. The team strives to create a stable, low-cost base of deposits through personalized offerings and high levels of client service.

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

Lending Services

Our lending practices are structured to meet the credit needs of medium and small-sized businesses. These loans include lines of credit, term loans, home equity products, construction loans and commercial real estate loans for owner-occupants. Our loan portfolio relies on the commercial and consumer credit experience of the loan committee and primary servicing officers.

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

We analyze prospective loans based on industry concentrations in the Bank’s loan portfolio to prevent an unacceptable concentration of loans in any particular industry. The Bank strives to diversify its loan portfolio by spreading loans over multiple industries and reviewing concentration of loans to related industries.  The Bank focuses on middle market commercial and high net worth individual clients. The Bank endeavors to ensure loans that are appropriately collateralized according to its credit standards. We strive to tailor credit policies and underwriting guidelines to address the unique risks of each industry in the portfolio. We seek a reasonable mix of industries and loan types with up to 40% of the Bank’s portfolio over time comprised of commercial loans to businesses, and up to 55% of the portfolio concentrated in real estate loans, including interim construction loans secured by real estate owned by owner/operators.

Interest rates of the Bank’s variable rate loans fluctuate with a predetermined indicator, such as the United States prime rate or the London Inter-Bank Offered Rate. Variable rates help to protect the Bank from risks associated with interest rate fluctuations since the rates of interest earned by the Bank automatically reflect those fluctuations. Our expectation is to retain a loan portfolio consisting of at least 90% variable rate loans.

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

Additionally, we now offer remote deposit services via internet integrated devices that reside at our commercial clients’ offices, thereby reducing the need for customers to drive to a branch location for deposit services.

We have contracted with third party vendors to provide both basic computer systems and advanced security measures. All banking transactions are encrypted and routed behind the security system. Clients are able to access the Bank’s services through any Internet service provider by means of a secure Web browser.

Mortgage Services

In June 2006, following authorization from the TDB, the Bank acquired a 50% interest in TOCG, a commercial mortgage brokerage sourcing various long-term fixed rate commercial mortgage loans. In June, 2005, the Bank acquired a 50% interest in Treaty Oak Mortgage. Treaty Oak Mortgage is a full service mortgage brokerage offering an array of residential mortgage products. Under the conditions to acquire granted by the TDB, Treaty Oak Mortgage and TOCG are managed on a day-to-day basis by its officers, but all decisions are ultimately under the control of the Bank to ensure that the mortgage operation does not inadvertently engage in a service or activity inconsistent with state banking regulations.

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

Market Analysis

Competition

The banking business in our primary market area of Austin and Central Texas has become increasingly competitive over the past several years, and we expect the level of competition to continue to increase. We compete with some of the largest banking organizations in the state and the country. In addition, we face competition from other financial institutions, such as federally and state-chartered savings and loan institutions, and other lenders engaged in the business of extending credit or taking investment monies, such as consumer finance companies and mutual funds. Our competitors also include well-capitalized local banks, branches of large regional or national banks, and state-regulated entities offering bank-like services and products. In addition, there are also quasi-banking institutions, such as credit unions and brokerage houses that may compete with us. These types of competitors have the ability to make loans, issue credit cards, cash checks, conduct wire transfers, and mimic most other banking functions.

Many of our larger competitors have broader geographic markets and higher lending limits than us and have greater access to capital and other resources. They are also able to provide more services and make greater use of media advertising. Although we will compete directly with these larger institutions from time to time, we will likely compete more directly with regional and mid-sized banks that have offices in our target markets. These community banks and others in surrounding areas have a direct competitive advantage as borrowers tend to “shop” the terms of their loans and deposits. In addition, the quasi-banking institutions and non-bank competitors do not fall under the tight regulatory environment applicable to banks. This lack of regulatory oversight gives these competitors advantages over us in providing some services and may enable them to offer more favorable financing alternatives.

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

Marketing

The majority of our new business opportunity is derived from referrals from our shareholders, existing customers, officers and directors, and others close to the Bank.  In addition to the referral activity, we market in our primary markets through sponsorships and the active involvement and leadership of our employees in community and civic events.  By using our limited marketing budget in this manner, we have developed an image as “the” community bank in our primary markets.

Employees

We have a total of 29 full time employees. Of those, 23 are employed at the Austin headquarters, and six are employed in Texline, Texas.

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

Treaty Oak Bancorp, Inc.

We are a bank holding company registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act “). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Change in Bank control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to our Company, control is presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

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

The Bank

The Bank is subject to various requirements and restrictions under the laws of the United States and the State of Texas, and to regulation, supervision, and regular examination by the Texas Department of Banking and the Federal Deposit Insurance Corporation. The Texas Department of Banking and the Federal Deposit Insurance Corporation have the power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities of the Bank

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

Capital adequacy.  In 1990, the federal banking regulators promulgated capital adequacy regulations to which all national and state banks, such as the Bank, are subject. These requirements are similar to the Federal Reserve requirements promulgated with respect to bank holding companies discussed previously. At September 30, 2006, Treaty Oak Bank was “well-capitalized” and had a total risk-based capital ratio of 12.15%, a Tier I risk-based capital ratio of 11.39%, and a leverage capital ratio of 11.07%.

Prompt Corrective Action.  Banks are subject to restrictions on their activities depending on their level of capital. The Federal Deposit Insurance Corporation’s “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of 6% or more, and a leverage ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a core capital ratio of 4% or more, and a leverage ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of 3% or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a core capital ratio of less than 4%, or a leverage ratio of less than 4%. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than 6%, a core capital ratio of less than 3%, and a leverage ratio of less than 3%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to 2%. In addition, the Federal Deposit Insurance Corporation has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. Based on the foregoing classifications, the Bank was “well-capitalized” at September 30, 2006.

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

Item 2.                    Description of Property

Our principal offices and the main location of the Bank are located at 101 Westlake Drive, Austin, Texas 78746 in a building of 15,851 square feet. Approximately 4,000 square feet of the building is leased to an unrelated association. The property is subject to a mortgage secured under a deed of trust with Prudential Mortgage Capital Company, LLC in the principal amount of $2.7 million. As a result of our acquisition of Treaty Oak Holdings, Inc. on November 15, 2006, we now own all of the real estate, either directly or indirectly, through our wholly-owned subsidiary PGI Capital, Inc. (the general partner of the limited partnership that owns the property).

The Bank’s Texline branch, Texline State Bank, is located at 111 N. 2nd Street, Texline, Texas 79087.  The Bank owns the 2,817 square foot building in which our Texline branch is located.

Item 3.                    Legal Proceedings

NONE.

Item 4.                    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006; however, a Special Meeting of Shareholders was held on October 24, 2006.  Of the 2,636,926 shares of common stock outstanding and entitled to vote at the meeting, 1,354,943 shares were present, either in person or by proxy.  The following proposals were submitted to a vote of the shareholders at the meeting:

1.             To approve and adopt an Agreement and Plan of Merger between the Company and Treaty Oak Holdings, Inc.

2.             To elect Bill F. Schneider to serve on the Company’s Board of Directors as a Class II director until his successor is duly elected and qualified.

The above proposals were approved and the results of the voting are summarized in the following table:

Proposal	For	Against	Withheld	Abstain

Approve the merger	1,339,637	12,005	-	3,301

Elect Bill F. Schneider to the Board of Directors	1,351,642	-	3,301	-

Part II

Item 5.                    Market for Common Equity and Related Shareholder Matters

General

Our common stock is traded on the OTC Bulletin Board, under the symbol “TOAK.”  The shares have been traded since October 1, 2004, though to date trading activity has been limited with the most recent transaction selling at $8.00 per share on November 17, 2006.  The initial public offering of our stock that closed September 30, 2004, priced our common stock at that time at $8.33 per share.  The following table sets forth, for the periods indicated, the high and low sales prices for the common stock since October 1, 2004:

	High	Low
2005
First Quarter ended December 31, 2004	$8.33	$8.33
Second Quarter ended March 31, 2005	$8.85	$8.33
Third Quarter ended June 30, 2005	$8.85	$8.85
Fourth Quarter ended September 30, 2005	$8.65	$8.33

2006
First Quarter ended December 31, 2005	$8.50	$8.50
Second Quarter ended March 31, 2006	$8.50	$8.35
Third Quarter ended June 30, 2006	$8.70	$8.35
Fourth Quarter ended September 30, 2006	$9.00	$8.50

2007
First Quarter (1)	$9.00	$8.00

(1)             As of December 1, 2006

The quotations reflect inter-dealer prices without retail markups, markdowns or commissions and do not necessarily represent actual transactions.  The quotations were derived from the Electronic Quotation and Trading System for OTC Securities; the OTC Bulletin Board.

On December 1, 2006, the last reported sales price for the common stock on the OTC Bulletin Board was $8.00 per share.  As of December 1, 2006, we had 425 holders of record of our common stock.

The Company’s registrar and transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004.

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

Use of Proceeds from Sales of Registered Securities

On May 7, 2004, the Securities and Exchange Commission declared our Registration Statement on Form SB-2 (File No. 333-112325) related to our initial public offering effective. In addition, on October 22, 2004, we filed a Form SB-2MEF under Rule 462 registering additional shares of our common stock, of which 324,000 shares are issuable under registered common stock warrants. We accepted subscriptions for 1,582,987 shares of our common stock under the offering and have received net offering proceeds (after deducting offering expenses) of approximately $11.9 million.

From the offering proceeds, we paid our organizing shareholder and affiliate, Treaty Oak Holdings for reimbursement of expenses and advances on our behalf in connection with our offering and repayment of the amount due under a convertible promissory note. Treaty Oak Holdings owned approximately 39% of our common stock, but was acquired by us in a transaction that closed on November 15, 2006. We contributed to the capital of the Bank and paid operating expenses including repayment of certain costs previously paid by Treaty Oak Holdings. We also repaid principal and interest under unsecured promissory notes issued in connection with the purchase price of the Bank, and have paid ongoing operating expenses. These payments are summarized in the table below:

As of September 30, 2006
Gross proceeds from sale of shares	$13,276,271
Amounts receivable as of December 31, 2004	—
Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	(507,302)
Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	(1,015,332)
Contribution to the capital of the Bank	(7,500,000)
Payments to directors and officers (bonuses and directors’ fees)	(192,637)
Payments to officers (salary and benefits)	(322,108)
Other payments to affiliates for services	(149,057)
Limited partnership investment in affiliated limited partnership	(1,030,000)
Loan to affiliated company	(446,097)
Repurchase of shares issued	(50,005)
Payment of additional operating expenses (estimated)	(916,143)
Remaining net proceeds	$372,590

Equity Compensation Plan

On January 19, 2004, the 2004 Stock Incentive Plan (the “Plan”) was adopted by our Board of Directors for the purpose of providing eligible persons in the Corporation’s service with the opportunity to acquire or increase their proprietary interest in the Corporation as an incentive for them to remain in such service.  The Plan initially set aside 500,000 shares of our common stock.  The number of shares of common stock available for issuance under the Plan automatically increases on the first business day of January each calendar year during the term of the Plan by an amount equal to two percent (2%) of the total number of shares of Common Stock outstanding on the last business day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 100,000 shares.  At September 30, 2006 there were a total of 301,350 options outstanding, 604,772 total shares allocated to the Plan and 303,422 shares available for issuance.

Recent Sales of Unregistered Securities

Pursuant to the Agreement and Plan of Merger, dated as of October 3, 2006, between the Company and Treaty Oak Holdings, Inc., the Company issued 1,094,163 shares of common stock in exchange for 1,110,082 shares of Treaty Oak Holdings, Inc. common stock, which represented all of the issued and outstanding shares of Treaty Oak Holdings, Inc. The Company also issued warrants to acquire a total of 450,000 shares of the Company’s common stock to existing warrantholders of Treaty Oak Holdings, Inc.  The Company issued the shares and warrants in a private transaction without registration in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transaction.

Item 6.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Treaty Oak Bancorp, Inc., a Texas corporation, is a bank holding company headquartered in Austin, Texas. We own all of the outstanding shares of Treaty Oak Bank (the “Bank”), which was acquired on March 9, 2004.  Treaty Oak Bancorp, Inc. acquired a Class D limited partnership interest in PGI Equity Partners, LP on December 30, 2004.  For comparative purposes, for the year ended September 30, 2005, results of operations include activity for PGI Equity Partners, LP for the period beginning December 31, 2004 and ending September 30, 2005.  The Bank acquired a 50% membership interest in Treaty Oak Mortgage, LLC on June 27, 2005, which is accounted for on the equity method of accounting.  The Bank acquired a 50% interest in Treaty Oak Commercial Group, LLC (“TOCG”) on June 29, 2006 for a purchase price of $100,000, which is accounted for on the equity method ofaccounting. Aside from its initial investment, the Company has no risk associated with operating expenditures or other liabilities of TOCG.

Recent Developments

On February 28, 2006, we announced that Charles T. Meeks was elected as the Chairman of our Board of Directors and that Jeffrey L. Nash was elected to the offices of Chief Executive Officer and President.  Mr. Nash had served as Chief Financial Officer and as a director of the Company, as well as the President and Chief Executive Officer of the Bank.  Mr. Nash replaced Terry W. Hamann as our Chief Executive Officer and President who had served in such positions since our incorporation on November 18, 2003.

Plan of Operation

General

In Austin, given its greater growth potential, we are focusing the majority of our efforts on growing a community-oriented bank out of our headquarters in the 15,851 square foot facility that we occupy at 101 Westlake Drive (at Bee Cave Road), Austin, Texas 78746. Our locations serve two disparate markets.  In Texline, Texas the majority of business is agricultural and agriculturally related.  We continue to service that community and anticipate that activity in Texline will remain constant. We have a total of 29 full-time employees. Of those, 23 are employed at the Austin headquarters and six are employed in Texline, Texas.

Where required in the preparation of our financial statements in accordance with generally accepted accounting principles, estimates are made by management to present fairly our financial condition. The notes to our Consolidated Financial Statements, included herein, describe our  significant accounting policies including the use of estimates by noting that the preparation of our financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the period. Accordingly, actual results could differ from those estimates.

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

The Company completed its annual impairment test in September 2006 and management has determined that no impairment to goodwill has occurred as of September 30, 2006.

Other Estimates

In addition to the three critical estimates discussed above, the Company also uses estimates in the valuation of Other Real Estate Owned (“OREO”) and other repossessed assets. While in larger banks this estimate could be significant, the Bank does not generally have material amounts of these assets. When the Bank forecloses on real estate, it seeks a third party assessment of the asset value, and if available, an appraisal, generally from a real estate broker familiar with the area. In addition, the Bank uses its best efforts to value other foreclosed assets. While the Bank has experienced write-downs of these values in the past, these adjustments have not been material and do not materially impact the Bank’s financial performance. As of September 30, 2006, and September 30, 2005, the Bank held $41,000 and zero assets in OREO, respectively.

Results of Operations

General

The following discussion analyzes the results of our operations for the years ended September 30, 2005, and September 30, 2006.  For the fiscal year ending September 30, 2005, results of operations includes the accounts of the Company, the Bank and the results of operations of PGI Equity Partners, LP, since its acquisition on December 31, 2004.  The results of operations for the fiscal year ending September 30, 2006 also include the result of operations related to the additional 3.75% of limited partnership interests of PGI Equity Partners, LP acquired by the Company in February 2006.

Net Income—General

Our fiscal year ends on September 30.  Net income for the year ended September 30, 2006, was $195,000, compared to a net loss of $1,737,000 for the fiscal year ended September 30, 2005. This improvement is due to earnings generated at the Bank as a result of growth experienced at the Austin branch and the elimination of organizing and start-up expenses incurred during the fiscal year ended September 30, 2005.

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

Net Interest Income

For the fiscal year ended September 30, 2006, our net interest income was $3,508,000 compared to $1,433,000 for the fiscal year ended September 30, 2005.  Net interest income for the fiscal years ended September 30, 2006 and 2005 was impacted by the amortization of direct loan origination costs of approximately $55,000 and $35,000, respectively.

For the comparative years ended September 30, 2006, and September 30, 2005, the average rate on interest-bearing liabilities increased 87 basis points, from 2.55% to 3.42%, while the average rate on interest bearing assets increased 144 basis points from 6.25% to 7.69% during the same period.  The improvement in the net interest spread of 57 basis points, from 3.70% for the fiscal year ended September 30, 2005 to 4.27% for the fiscal year ended September 30, 2006 is a result of our ability to continue to attract lower interest-bearing deposits with which to fund growing loan demand.  The average loan portfolio increased from $18,281,000 for the fiscal year ended September 20, 2005 to $48,804,000 for the fiscal year ended September 30, 2006, or an increase of 167%.  For the same period, our average non-interest bearing demand deposits increased from $6,320,000 to $23,135,000, or an increase of 266%.

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

	Fiscal Year September 30, 2006			Fiscal Year September 30, 2005			Fiscal Year September 30, 2004
	Average Balance	Interest (2)	Yield/ Rate	Average Balance	Interest (2)	Yield/ Rate	Average Balance	Interest (2)	Yield/ Rate

Interest Earning Assets:

Loans (1)	$48,804,000	4,184,000	8.57%	18,281,000	1,700,000	9.30%	8,667,000	447,000	9.58%
Taxable investment securities	3,045,000	93,000	3.05%	3,797,000	131,000	3.45%	479,000	7,000	2.92%
Federal funds sold	7,186,000	340,000	4.73%	7,997,000	160,000	2.00%	1,764,000	13,000	1.47%
Interest bearing deposits with other Banks	1,898,000	86,000	4.53%	2,659,000	63,000	2.37%	-	1,000	-
Federal Home Loan Bank Stock	323,000	7,000	2.17%	212,000	7,000	3.30%	209,000	3,000	2.87%

Total interest earning assets	61,256,000	4,710,000	7.69%	32,946,000	2,061,000	6.25%	11,119,000	471,000	7.88%
Non-interest earning assets	9,262,000			9,571,000			3,534,000

Total assets	$70,518,000			42,517,000			14,653,000

Interest Bearing Liabilities:
Deposits:

NOW and money market deposits	$17,245,000	438,000	2.54%	11,928,000	184,000	1.54%	1,156,000	4,000.69%
Savings deposits	451,000	4,000	0.89%	461,000	3,000	0.65%	417,000	1,000.48%
Time deposits	14,395,000	577,000	4.01%	9,437,000	295,000	3.12%	6,111,000	77,000	2.52%
Short-term borrowings	474,000	22,000	4.64%	44,000	2,000	4.54%	1,916,000	41,000	2.87%
Property mortgage and long term Borrowings	2,695,000	161,000	5.97%	2,776,000	144,000	5.19%	-	-	-

Total interest bearing liabilities	35,260,000	1,202,000	3.42%	24,646,000	628,000	2.55%	9,600,000	123,000	2.56%
Demand deposits—non-interest bearing	23,135,000			6,320,000			2,183,000
Other non-interest bearing liabilities	1,064,000						584,000
Shareholders’ equity	11,059,000			11,551,000			2,286,000

Total liabilities and shareholders’ equity	$70,518,000			42,517,000			14,653,000

Net interest income		3,508,000			1,433,000			348,000

Interest rate spread (3)			4.27%			3.70%			5.32%
Net interest margin (4)			5.73%			4.35%			3.12%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan fees of $128,000 for the fiscal year ended September 30, 2006, $93,000 for the fiscal year ended September 30, 2005 and $31,000 for the fiscal year ended September 30, 2004.

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

	Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005
	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$2,616,000	$(132,000)	$2,484,000
Taxable investment securities	(23,000)	(15,000)	(38,000)
Federal funds sold	(38,000)	218,000	180,000
Interest bearing deposits in banks	(34,000)	57,000	23,000
Increase in interest income	2,521,000	128,000	2,649,000

Interest Bearing Liabilities:
NOW and money market deposit accounts	$135,000	$119,000	$254,000
Savings deposits	-	1,000	1,000
Time deposits	199,000	83,000	282,000
Short-term borrowings	16,000	-	16,000
Long term borrowings	(5,000)	26,000	21,000
Increase in interest expense	345,000	229,000	574,000
Increase (decrease) in net interest income	$2,176,000	$(101,000)	$2,075,000

	Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004
	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$895,000	$358,000	$1,253,000
Taxable investment securities	115,000	9,000	124,000
Federal funds sold	128,000	19,000	147,000
Interest bearing deposits in banks	62,000	-	62,000
Federal Home Loan Bank Stock and other assets	-	4,000	4,000
Increase in interest income	1,200,000	390,000	1,590,000

Interest Bearing Liabilities:
NOW and money market deposit accounts	$180,000	$-	$180,000
Savings deposits	-	2,000	2,000
Time deposits	119,000	99,000	218,000
Short-term borrowings	(73,000)	34,000	(39,000)
Long term borrowings	144,000	-	144,000
Increase in interest expense	370,000	135,000	505,000
Increase in net interest income	$830,000	$255,000	$1,085,000

Other Income

For the fiscal year ended September 30, 2006, other income increased $190,000 from $327,000 recorded for fiscal year ended September 30, 2005, to $517,000. The majority of the increase for the fiscal year ended September 30, 2006 related to the Company’s ownership interest in PGI Equity Partners, LP, which is the real estate investment company that owns and manages the property where the Company’s offices are located, and subsequent recognition of rental income.

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

For the fiscal year ended September 30, 2006, the provision for loan losses was $295,000, compared to $130,000 for the fiscal year ended September 30, 2005.  For the fiscal year ended September 30, 2006, we charged off $29,000 in commercial and consumer loans and had recoveries of loans previously charged off of $7,000 for net charge-offs of $22,000. For the fiscal year ended September 30, 2005, we charged off $85,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $15,000 for net charge-offs of $70,000. These factors combined increased the Allowance for Loan Losses to $550,000, or 0.91% of the portfolio at September 30, 2006 from $277,000, or 0.77% of the portfolio at September 30, 2005.  Given the short history and limited losses in our loan portfolio since the acquisition of Texline State Bank, we have little historical charge-off experience on which to base our Allowance for Loan Losses.  Nevertheless, the net increase in the Allowance for Loan Losses for the 2006 fiscal year is a result of management’s recognition of the fact that (1) the average loan balance in our portfolio has grown significantly with the growth in the Austin branch; (2) this allowance is comparable with other public reporting banks in the Texas market; and (3) an acknowledgment that economic conditions in our primary market are likely to slow in coming months.

The increase in the Allowance for Loan Losses during the year ended September 30, 2005, resulted from a variety of factors. The Bank was not open for operations in Austin until September 10, 2004, although it began processing loans in Austin in June 2004.  We, therefore, have a limited operating history in Austin upon which to base an experience rate for the Austin loan portfolio.  For the fiscal year ended September 30, 2005, we did not experience any loan loss from our Austin loan portfolio.  As a result, and based upon improvement in the quality of the loan portfolio in Texline, we assess the adequacy of its Allowance for Loan Losses and its Provision for Loan Losses on a quarterly basis. In July 2005, a revised methodology was adopted by which it assesses these measures of credit quality that further stratifies its loan portfolio and assigns a percentage estimate of probable loan losses by grade classification for extensions of credit where a specific reserve is not calculated.  We continue to assign a specific estimate of loan loss exposure for credits specifically identified as having loss potential.

Non-Interest Expenses

For the fiscal year ended September 30, 2006, salaries and employee benefits were $1,728,000 compared to $1,793,000 at September 30, 2005. Bank salaries and benefits for fiscal 2006 and 2005 include credit adjustments for compensation relating to the costs of loan origination of approximately $69,000 and $67,000, respectively.  In addition, the Company awarded bonuses to employees and directors for fiscal 2006 and 2005 in the amounts of $140,000 and $189,000, respectively. Stock based compensation recognized in fiscal year 2006 and 2005 was approximately $28,000 and $4,000, respectively, related to the recognition of expense from options issued to non-employees and stock grants to employees and $0 and $98,000 related to services provided to us by non-employees. Occupancy and equipment expenses for the 2006 fiscal year were $398,000 as compared to $296,000 for the 2006 fiscal year. Professional fees paid for accounting and legal services, including regulatory filings and audit services, totaled $294,000 and $291,000, respectively, for the fiscal years ended September 30, 2006 and 2005.

Other expenses for fiscal year ended September 30, 2006 and 2005, were $1,089,000 and $1,015,000 respectively, and included data processing expenses, banking assessments, and the other costs associated with operations. Other expenses included, marketing and promotional costs for fiscal year ended September 30, 2006, of approximately $118,000, director and committee fees of $49,000, $160,000 of data processing expense and IT security and software maintenance of $73,000.  Depreciation and amortization expense of $362,000 combined with other operating expenses of $327,000 accounted for the other operating expenses for the fiscal year ended September 30, 2006.  Other expenses for the fiscal year ended September 30, 2005, included marketing and promotional expenses of $84,000, director and committee fees of $50,000, depreciation and amortization of $361,000, and IT security and software maintenance of $148,000.  The $100,000 write-off of loan acquisition fees related to the original mortgage on the building, which was expensed in conjunction with the refinance, combined with other operating expenses of $343,000 accounted for other operating expenses for the fiscal year ended September 30, 2005.

Income Taxes

No federal tax expense has been recorded for fiscal years ended September 30, 2006, and September 30, 2005, based upon net operating losses incurred and carried forward from prior years.  Although the Company became profitable during fiscal 2006, the Company’s operating history is limited and, therefore, the federal tax benefit of the cumulative losses has been fully reserved against.  Cumulative net operating losses available to carry forward for tax purposes amounted to approximately $3,200,000 as of September 30, 2006.  For the years ended September 30, 2006, and September 30, 2005, the Company has recorded $29,000 and $26,000 of Texas franchise tax expense, respectively, based upon the tax on capital at a rate of 0.25%. Net income for the period ended September 30, 2006 is fully offset for Texas franchise tax purposes by net operating losses carried forward to the current year. Texas franchise taxes based on taxable capital are included in other operating expenses.

Financial Condition

Loan Portfolio

Net loans increased $23,937,000 to $59,620,000 from $35,683,000, an increase of 67.08%, between September 30, 2005, and September 30, 2006.  The increase was due primarily to the planned growth in the loan portfolio following the opening of the Austin, Texas main office.  The concentration within the portfolio has shifted in accordance with our business plan from a concentration of agricultural loans to a more diverse portfolio of commercial, residential and construction real estate and commercial loans, while still maintaining the level of agricultural lending at the Texline, Texas location.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio:

	As of September 30, 2006		As of September 30, 2005		As of September 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent

Agriculture	$2,989,000	5.0%	$3,261,000	9.0%	$3,444,000	33.9%
Commercial	19,068,000	31.7%	12,887,000	35.8%	2,316,000	22.8%
Commercial real estate	18,582,000	30.9%	8,619,000	24.0%	1,030,000	10.1%
Residential real estate	8,221,000	13.6%	4,524,000	12.6%	2,627,000	25.8%
Construction real estate	4,329,000	7.2%	4,152,000	11.6%	33,000.3%
Consumer and other	6,981,000	11.6%	2,517,000	7.0%	720,000	7.1%

Total Loans	60,170,000	100.0%	35,960,000	100.0%	10,170,000	100.0%
Allowance for Loan Losses	(550,000)		(277,000)		(217,000)

Net Loans	$59,620,000		$35,683,000		$9,953,000

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

For the fiscal year ended September 30, 2006, the majority of new loan growth came from the Austin market reflecting a broader, more diverse mix of industries and borrowers. This has resulted in an anticipated reduction in the concentration in agricultural loans.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Loan Maturities

The following table presents the contractual maturity ranges for agricultural, commercial, and real estate loans outstanding at September 30, 2006, and at September 30, 2005, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
September 30, 2006	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Agricultural	$6,000	$2,137,000	$-	$342,000	$-	$504,000	$2,989,000
Real estate — residential	163,000	2,635,000	1,976,000	1,914,000	1,533,000	-	8,221,000
Real estate — commercial	323,000	3,335,000	258,000	9,928,000	-	4,738,000	18,582,000
Real estate — construction	1,049,000	202,000	1,013,000	2,065,000	-	-	4,329,000
Commercial	173,000	12,118,000	1,589,000	5,050,000	27,000	111,000	19,068,000
Consumer and other	559,000	5,166,000	652,000	550,000	31,000	23,000	6,981,000

At September 30, 2006, 46.31% of the loan portfolio, or $27,866,000 matured or re-priced within one year or less and $25,593,000 of these loans were variable rate loans. As of September 30, 2005, 36.52% of the loan portfolio, or $13,132,000 matured or re-priced within one year or less and $10,693,000 of these loans were variable rate loans.

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

The following tables set forth the amortized cost and fair value of our securities portfolio by accounting classification category and by type of security as indicated:

	As of September 30, 2006		As of September 30, 2005		As of September 30, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Government Agencies	$14,000	$14,000	$401,000	$396,000	$404,000	$404,000
Other mortgage backed securities	2,000	2,000	30,000	31,000	58,000	60,000

Total Securities Available for Sale	$16,000	$16,000	$431,000	$427,000	$462,000	$464,000

Securities Held to Maturity:
U.S. Government Agencies	$2,000,000	$1,996,000	$3,495,000	$3,467,000	$—	$—
Other mortgage backed securities	6,000	5,000	6,000	5,000	7,000	6,000

Total Securities Held to Maturity	$2,006,000	$2,001,000	$3,501,000	$3,472,000	$7,000	$6,000

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years.  Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

The following table sets forth certain information regarding contractual maturities and the book yields of the Bank’s securities portfolio as of September 30, 2006 and September 30, 2005 (in thousands).  Held to maturity securities are listed at amortized cost and available for sale securities are listed at fair value.

	As of September 30, 2006
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through 10 Years		Due after 10 Years or no Stated Maturity
	Balance	Book Yield	Balance	Book Yield	Balance	Book Yield	Balance	Book Yield
Securities Available for Sale:
U.S. Government Agencies	$-	-	$14	5.34%	$-	-	$-	-
Other mortgage backed securities	-	-	-	-	-	-	2	5.53%

Total Securities Available for Sale	$-	-	$14	5.34%	$-	-	$2	5.53%

Securities Held to Maturity
U.S. Government Agencies	$2,000	3.14%	$-	-	$-	-	$-	-
Other mortgage backed securities	-	-	-	-	-	-	6	8.91%

Total Securities Held to Maturity	$2,000	3.14%	$-	-	$-	-	$6	8.91%

We have minimal investment in our securities portfolio and little exposure to loss. Yields have minimal effect on the income statement due to the small volume of investments. We do not currently own any tax exempt securities, but should we acquire any in the future, the yields on those securities would be computed on a tax equivalent basis.

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

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets at the dates indicated:

	As of September 30, 2006	As of September 30, 2005	As of September 30, 2004
Non-accruing loans	$123,000	$85,000	$97,000
Loans 90 days or more past due, still accruing interest	-	6,000	56,000

Total non-performing loans	123,000	91,000	153,000
Other real estate owned	41,000	-	-
Other repossessed assets	5,000	15,000	7,000

Total non-performing assets	$169,000	$106,000	$160,000

Total non-performing loans to total loans	0.20%	0.25%	1.51%
Allowance for loan losses to non-performing loans	447%	304%	136%
Total non-performing assets to total assets	0.17%	0.17%	0.61%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments are applied to principal and not taken into income. Loans are not placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $9,000 and $3,000, respectively, for the fiscal years ended September 30, 2006 and 2005. This amount was not included in interest income during this period.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. As of September 30, 2006 and September 30, 2005, we had $123,000 and $85,000 in non-accrual loans, respectively. Loans contractually past due over 90 days which continued to accrue interest totaled $0 on September 30, 2006 and $6,000 on September 30, 2005, based upon specific information available at that time to management.  In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if they become 90 days past due, and instead transfer all such loans to non-accrual status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of September 30, 2006 and September 30, 2005.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement.  For the fiscal year ended September 30, 2006, we acquired $41,000 of other real estate owned through foreclosure. No OREO was disposed of during the fiscal year.  As of September 30, 2005, we had no other real estate owned, and no acquisitions or dispositions of OREO during the fiscal year.  Repossessed assets totaled $5,000 and $15,000 at September 30, 2006 and 2005, respectively.

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

Once a loan is placed on the Watch List it may be classified as “Watch,” “OAEM, “Substandard,” “Doubtful,” or “Loss.”  These classifications are also based on numerous factors but these are general groupings of the loans that receive different levels of scrutiny and have different methods for determining whether a specific reserve should be made for each loan applied to them. If a loan is classified as a “Watch” or OAEM,” then it merely indicates that circumstances exist that may, but have not yet, jeopardized the collection of the loan.  Loans classified as “Watch” or “OAEM” generally do not have a specific reserve charged against them but are instead subject to the historical loss percentage discussed below.

Substandard and doubtful loans are those loans that are considered to have some deficiency relative to loans generally considered to be of acceptable loan quality (be it cash flow, collateral value, or otherwise).  Each such loan is considered separately. Factors such as collectibility, collateral values, borrower strength, and past due status may influence the amount of reserve to be specifically allocated. A 0% specific reserve may occur when a loan is classified as substandard but is fully collateralized with collateral such as a certificate of deposit held by the Bank.

As of September 30, 2006, we had $318,000 in Substandard or Doubtful loans with specific reserves of $86,000. As of September 30, 2005, we had $287,000 in Substandard or Doubtful loans with specific reserves of $25,600. Loss loans were $0 as of September 30, 2006 and as of September 30, 2005. Loans classified as “loss” would have specific allocations of 100% of loan principal balance.

During the fiscal year ended September 30, 2005, management refined the method of determining the reserve requirement.  The percentage used to calculate the reserve requirement varies based upon the risk grade assigned to the particular credit when the loan is made or when the loan is reviewed by an internal or external loan review process.  The revised loan grades and definitions are:

Grade 1 — HIGHEST QUALITY — Loans secured by liquid collateral and governmental guarantees.  No risk-based general allocation is assessed on these loans, based upon the nature of the collateral and management’s assessment of the underlying risk.

Grade 2 — EXCELLENT QUALITY — These loans are characterized by the strong credit standing of the borrower and/or guarantor, and should rarely experience losses.  A risk-based general allocation of 0.25% was assessed, based upon management’s estimate of the risk inherent in the portfolio.

Grade 3 — GOOD QUALITY — Such loans are extended to well established borrowers with strong balance sheets and cash flows.  A risk-based general allocation of 0.50% was assessed, based upon management’s estimate of the risk inherent in the portfolio.

Grade 4 — ACCEPTABLE QUALITY — Grade 4 loans are reflective of most borrowers that have capacity to service all obligations.  A risk-based general allocation factor of 1% is assigned these credits based primarily upon the last two years of loss experience at our Texline branch.

Grade 5 — PROBLEM POTENTIAL — Loans in this category demonstrate specific signs of weaknesses including sporadic profitability, slow payment history, or collateral documentation deficiencies, even though the credit is well secured and collection does not appear to be in question.  These loans are separately reviewed for specific reserves.

Grade 6 — SUBSTANDARD — IDENTIFIED PROBLEM — These loans contain inherent weaknesses due to the borrower’s inability to service the debt even though the credit is perceived to be adequately secured, and may have accrual or non-accrual status.  These loans are separately reviewed for specific reserves.

Grade 7 — DOUBTFUL — Grade 7 loans contain all of the inherit weaknesses of those classified as Substandard, but with identified loss exposure, which makes collection in full questionable; these are the loans for which we identify specific reserves for the potential loss exposure.  These loans are separately reviewed for specific reserves.

Grade 8 — LOSS — These loans are considered uncollectible and as such are no longer recognized as a bankable asset.  The loss associated with such loans is recorded in the period it becomes uncollectible.  These loans are charged off in their entirety.

After the required reserve has been calculated by adding together the specific reserves, and the general allocations, the current balance in the allowance for loan losses is compared to the calculated required allowance and to the extent an addition is necessary, the allowance is increased by a charge to expense through the provision for loan losses.  The following table shows the calculation for the allowance for loan losses as applied on September 30, 2006.  All amounts are approximate and are rounded.  The revised method of calculating as noted above has been employed:

	Balance	Allocation %	As of September 30, 2006
Gross Loans	$60,170,000

Loans Graded 1	1,360,000	0.00%	$0
Loans Graded 2	5,793,000	0.25%	14,500
Loans Graded 3	10,481,000	0.50%	52,400
Seasoned Houston Mortgage Loans	929,000	0.50%	4,600
Loans Graded 4	40,807,000	1.00%	408,100
Criticized Loans (Grades 5-8)	800,000	Specific Reserve	70,400
Total Allowance			$550,000

The amount of the allowance represents the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. The allowance was $550,000, or 0.91%, of gross loans at September 30, 2006 and $277,000, or 0.77%, of gross loans at September 30, 2005.

Credit and loan decisions are made by management and the board of directors in conformity with loan policies established by the board of directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. For the fiscal year ended September 30, 2006, we charged off $29,000 in commercial and consumer loans. Recoveries totaled $7,000 for the fiscal year.  We charged off $85,000 in commercial and consumer loans during the fiscal year ended September 30, 2005. Recoveries totaled $15,000 for that fiscal year.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended September 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2004
Balance at beginning of period	$277,000	$217,000	$166,000
Provision for loan losses	295,000	130,000	95,000
Charge-offs:
Agricultural	—	—	—
Commercial	—	65,000	62,000
Commercial Real Estate	—	—	—
Residential Real Estate	25,000	16,000	3,000
Consumer and other	4,000	4,000	—

Total Charge-offs	29,000	85,000	65,000
Recoveries
Agricultural	—	—	—
Commercial	6,000	12,000	18,000
Commercial Real Estate	—	—	—
Residential Real Estate	—	—	—
Consumer and other	1,000	3,000	3,000

Total Recoveries	7,000	15,000	21,000

Net Charge-offs	(22,000)	(70,000)	(44,000)

Balance at end of period	$550,000	$277,000	$217,000

Gross Loans at end of period	$60,170,000	$35,960,000	$10,170,000
Ratio of loan loss allowance to gross loans	0.91%	0.77%	2.13%
Ratio of net charge-offs to gross loans	0.04%	0.19%	0.43%

The following table sets forth the specific allocation of the allowance for loan losses for the fiscal years presented and the percentage of allocated possible loan losses in each category to total gross loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses.  Specifically allocated reserves by loan type represent categories of loans that have been identified on the Bank’s internal Watch List and the corresponding allocations assigned.

	As of September 30, 2006		As of September 30, 2005		As of September 30, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
Agricultural	$16,800	0.03%	$8,000	0.02%	$8,000	0.08%
Commercial	18,500	0.03%	—	0.00%	—	0.00%
Commercial Real Estate	—	0.00%	—	0.00%	15,000	0.14%
Construction Real Estate	—	0.00%	—	0.00%	—	0.00%
Residential Real Estate	1,000	0.00%	9,500	0.03%	14,000	0.14%
Installment and Other	49,700	0.08%	8,100	0.02%	—	0.00%
Risk-based General Allocation	464,000	0.77%	251,400	0.70%	180,000	1.77%

Total	$550,000	0.91%	$277,000	0.77%	$217,000	2.13%

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

Potential Problem Loans

The Bank utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At scheduled Bank Board of Directors meetings each month, a “watch” list is presented, showing all loans listed as Graded 5 through 8.  An asset is classified Grade 6 if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Grade 6 assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as Grade 7 have all the weaknesses inherent in those classified Grade 6, with the added characteristic that the weaknesses present make collection or liquidation in full highly unlikely on the basis of currently existing facts, conditions, and values. Assets classified as Grade 8 are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose the Bank to sufficient risk to warrant classification into one of the aforementioned categories but possess weaknesses that may or may not be within the control of the customer, are deemed to be a Grade 5.

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

The aggregate principal amounts of potential problem or problem loans as of September 30, 2006, and September 30, 2005, were approximately $1,068,000 and $422,000 respectively. Included in these loan totals are non-accrual, Watch or Special Mention, Substandard, and Doubtful classifications, which comprise the watch list presented monthly to the Board of Directors. All loans classified as Loss have been charged-off. Loans in this category generally include loans that were classified for risk management and regulatory purposes. It should be noted, however, that the inclusion of loans categorized as “Grade 5” in the total amount of problem loans is a more conservative approach than that required by federal regulations. Only “Grade 6” and “Grade 7” classifications are deemed to be “problem loans” for regulatory reporting purposes. At September 30, 2006 and September 30, 2005, these classifications totaled $318,000 and $287,000 respectively.

Loan Origination Fees and Costs

The Company defers and amortizes loan origination fees and costs as an adjustment to yield.  Certain costs are associated with loan origination, including compensation costs of staff that evaluate credit worthiness, handle loan applications, or negotiate loan terms; and other costs, such as obtaining credit reports on loan applicants.  These loan origination costs are capitalized and offset to compensation costs. For the fiscal year ended September 30, 2006 capitalized costs for loan originations were approximately $69,000. The portion of capitalized costs amortized for fiscal year 2006 totaled $55,000.  The remainder of capitalized costs will be amortized over the average maturity of the portfolio of loans originated during fiscal 2006 and 2005.

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

The Company has $373,000 of proceeds remaining from the initial common stock offering in 2004 which are invested in interest—bearing accounts.  The Bank’s primary sources of funds are retail and commercial deposits, loan and securities repayments, other short—term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. We will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program. We no longer rely on borrowed funds, but may utilize available lines of credit should the need arise for short term cash requirements.

We retained the facility in Texline, Texas, as a branch of Treaty Oak Bank.  Because this facility has both a concentration and an expertise in agricultural lending, we continue to service the existing loans and make new agricultural loans when possible in the Texline market.

Greater loan demand will result in greater pressure on our liquidity; however, it is our intention to maintain a conservative loan to deposit ratio in the range of 80% - 90% over time. Given this goal, we do not intend to pursue lending opportunities if sufficient funding sources (i.e. deposits, Federal Funds, etc.) are not available, nor will we seek to attract transient volatile, non-local deposits with above market interest rates. As of September 30, 2006 and September 30, 2005, the loans to deposits ratios were 73.97% and 78.34%, respectively.  In the event that additional short-term liquidity is needed, the Bank will retain established relationships with several large correspondent banks.

The Bank had cash and cash equivalents totaling $26,354,000 and $13,107,000, or 28.85 % and 23.44% of total Bank assets, at September 30, 2006, and September 30, 2005, respectively.  The Bank had available $80.5 million and $28.2 million of rate-sensitive assets which mature or adjust within one year or less as of September 30, 2006 and September 30, 2005, respectively.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At September 30, 2006 and at September 30, 2005, the Bank was considered “well capitalized” by regulatory standards.

Interest Rate Analysis

The purpose of the interest rate shock analysis, as required by regulatory authorities, is to ensure that the Bank’s management is aware of and is appropriately managing the structure of its interest sensitive assets and liabilities.

The tables below reflect the balance sheet and interest rate “shock” analysis as of September 30, 2006 and September 30, 2005, respectively.

The columns titled “Normal Income/Expense Decrease per 1% Decrease” and “Normal Income/Expense Increase per 1% Increase” measure the dollar impact of rates moving up or down under “normal” circumstances, meaning no other factors (e.g. deposits might be withdrawn and invested in alternative investments when interest rates decline), except for interest rates, are changed.

Shock Effect of Interest Rate Changes

	As of September 30, 2006
	Balance	Normal Income/Expense decrease per 1% Decrease	Normal Income/Expense increase per 1% Increase
Assets
Federal Funds	$23,775,000	$(237,750)	$237,750
U.S. Treasury Notes	—	—	—
Due From Time Deposits	—	—	—
Loans
Fixed Rate Loans	9,352,000	(93,520)	93,520
Floating Rate Loans	50,818,000	(508,180)	508,180

Total	$83,945,000	$(839,450)	$839,450

Liabilities
NOW Accounts	$8,663,000	$(86,630)	$86,630
Money Market Demand Accounts	23,557,000	(235,570)	235,570
Savings Accounts	446,000	(4,460)	4,460
CDs< $100,000	11,538,000	(115,380)	115,380
CDs> $100,000	8,989,000	(89,890)	89,890

	$53,193,000	$(531,930)	$531,930

Actual Rate Change Effect on Interest Income and Interest Expense

Percentage Change	Change in Interest Income One Year	Change in Interest Expense One Year	Change in Net Interest Income One Year
+1%	$491,840	$102,635	$389,205
+2%	1,237,770	426,290	811,480
+3%	1,983,700	692,255	1,291,445
-1%	-491,840	368,600	-123,240
-2%	-953,989	573,870	-380,119
-3%	-1,431,482	779,140	-652,342

Shock Effect of Interest Rate Changes

	As of September 30, 2005
	Balance	Normal Income/Expense decrease per 1% Decrease	Normal Income/Expense increase per 1% Increase
Assets
Federal Funds	$3,606,000	$(36,060)	$36,060
U.S. Treasury Notes	—	—	—
Due From Time Deposits	8,100,000	(81,000)	81,000
Loans
Fixed Rate Loans	7,852,000	(78,520)	78,520
Floating Rate Loans	28,108,000	(281,080)	281,080

Total	$47,666,000	$(476,660)	$476,660
Liabilities
NOW Accounts	$6,938,000	$(69,380)	$69,380
Money Market Demand Accounts	7,180,000	(71,800)	71,800
Savings Accounts	437,000	(4,370)	4,370
CDs< $100,000	7,479,000	(74,790)	74,790
CDs> $100,000	7,797,000	(77,970)	77,970

	$29,831,000	$(298,310)	$298,310

Actual Rate Change Effect on Interest Income and Interest Expense

Percentage Change	Change in Interest Income One Year	Change in Interest Expense One Year	Change in Net Interest Income One Year
+1%	$259,021	$60,579	$198,442
+2%	660,005	231,329	428,676
+3%	1,060,990	380,486	680,504
-1%	-259,021	-257,144	-1,877
-2%	-496,918	-378,301	-118,617
-3%	-750,159	-531,064	-219,095

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

Rate shock refers to the impact of a sudden change up or down in interest rates. In the shock table, when calculating the effect of changes in interest rates on the value of our interest earning assets and interest paying liabilities the liabilities are assumed to immediately re-price at the same time as interest earning assets. In practice, interest paying liabilities generally re-price more slowly than interest earning assets and generally realize a smaller rate increase or decrease than interest earning assets. In addition, the shock table assumes that all financial instruments, whether fixed rate or floating rate, immediately re-price, and that there are no balance fluctuations through early withdrawals of deposits or prepayments on variable rate loans. Conversely, an increase in the prevailing interest rate of 1% would result in an increase in net interest income of the same amount. Thus, the  “Shock Effect of Interest Rates” table for September 30, 2006, reflects that based upon our then existing asset and liability mixes, a 1% decrease in the interest rates would result in a decrease in interest income of $839,450 and a decrease in interest expense of $531,930 for an approximate decrease in net interest income of $307,520. At September 30, 2005, the “Shock Effect of Interest Rates” table illustrates that, based on the then existing asset and liability mixes, a 1% decrease in the interest rates would result in a decrease in interest income of $476,790, along with a decrease in interest expense of $298,310 for a resulting decrease in net interest income of $178,500.

The “Actual Rate Change Effect” table illustrates how the Bank’s net interest income would actually respond to prevailing market rate changes. The change in net interest income for a one year period is calculated by multiplying the percentage of rate increase that we intend to use if market interest rates increase/decrease by 1%, 2% or 3%. The columns labeled “Change in Interest Income One Year” and “Change in Interest Expense One Year” reflect the dollar amount by which actual interest income or expense is expected to increase or decrease (decreases are presented in parentheses) based on the stated increase or decrease in interest rates, reflected on an annual basis.  For example, as of September 30, 2006, if interest rates decreased by 2%, we would expect to realize a $953,989 decrease in interest income, but a $573,870 decrease in interest expense, resulting in a $380,119 increase in net interest income.  At September 30, 2005, if interest rates decreased by 2%, we would expect to realize a $496,918 decrease in interest income, and a $378,301 decrease in interest expense, resulting in a $118,617 decrease in net interest income.

“Change in Interest Expense One Year” shows a much lower relative change in interest expense at a 1% change in prevailing rates because we do not intend to increase the rates paid on deposits by 1% if market rates increase 1%. Since some of the rates paid on certain certificates of deposit are in excess of the market rates, reductions are calculated at 2% for both a 1% and 2% prevailing rate reduction. As of September 30, 2006 and September 30, 2005, the rates paid on deposits were as follows:

	As of September 30, 2006	As of September 30, 2005

Savings accounts	1.50%	0.70%
NOW accounts range	1.20% - 4.35%	0.85% - 1.95%
Money market accounts range	2.40% - 4.20%	1.25% - 2.70%

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

The following table sets forth the maturities of time deposits as of September 30, 2006:

Year Ending September 30,	As of September 30, 2006

2007	$20,197,000
2008	329,000

Total	$20,526,000

The following table sets forth the maturities of time deposits over $100,000 as of September 30, 2006:

As of September 30, 2006
Time deposits $100,000 and over:
Maturing within three months	$1,949,000
After three months but within six months	3,982,000
After six months but within 12 months	3,058,000
After 12 months	—

Total time deposits $100,000 and over	$8,989,000

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	Year Ended September 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2004
Return on assets	.20%	-2.86%	-8.22%
Return on equity	1.73%	-15.75%	-17.44%
Dividend payout ratio	0%	0%	0%
Equity to assets ratio	11.38%	18.16%	47.08%

Borrowings

We have access to a variety of borrowing sources and occasionally may use short-term borrowings to support the Bank’s asset base. Short-term borrowings include federal funds purchased and advances from the Federal Home Loan Bank with remaining maturities less than one year.  For the fiscal year ended September 30, 2006, short-term borrowings including Federal Home Loan Bank borrowings and a $2,425,000 loan from a third party bank, which was incurred to facilitate Treaty Oak Holdings, Inc.’s redemption of its shares from certain of its shareholders.  The Company has a corresponding note receivable from Treaty Oak Holdings, Inc. for an equivalent amount. The loan from the third party bank was paid off on November 15, 2006.  For the fiscal year ended September 30, 2006, long-term borrowings includes the mortgage on the real estate owned by PGI Equity Partners, LP of $2,667,000, and a related note payable incurred by PGI Equity Partners, LP in conjunction with the refinancing of $58,000.

The following table sets forth certain information regarding the Company’s borrowings for the periods indicated:

	As of September 30, 2006	As of September 30, 2005	As of September 30, 2004
Other Short-term Borrowings and Notes Payable:
Average balance outstanding	$409,000	$29,000	$1,916,000
Maximum outstanding at any month-end during the period	2,425,000	250,000	2,248,000
Balance outstanding at end of period	2,425,000	0	0
Average interest rate during the period	4.64%	3.45%	2.87%
Mortgages and Notes Payable:
Average balance outstanding	2,760,000	2,145,000	2,000
Maximum outstanding at any month-end during the period	2,794,000	2,919,000	509,000
Balance outstanding at end of period	2,725,000	2,801,000	509,000
Average interest rate during the period	5.97%	6.71%	0.00%

Commitments and Contingencies

We are subject to contractual commitments to extend credit that may not be recorded on our balance sheets.

At September 30, 2006, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $21,277,000 and standby letters of credit of $1,935,000.  At September 30, 2005, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $14,043,000 and standby letters of credit of $269,000.  Management believes we have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $20,197,000 at September 30, 2006 and $12,674,000 at September 30, 2005.

Capital Resources

As of September 30, 2006, and September 30, 2005, shareholder’s equity was $11,272,000 and $11,033,000, respectively, or 11.38% and 18.16% of total assets. The change in equity results primarily from $195,000 of net income for the fiscal year plus an increase of $40,000 from shares issued upon the exercise of the Company’s common stock warrants and the granting of common stock as compensation.  Our total assets increased from $60,749,000 at September 30, 2005, to $99,091,000 at September 30, 2006, for an increase of 38.69% over the period, resulting primarily from growth in the Bank’s and loan portfolio and an increase in cash and cash equivalents.

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

As of September 30, 2006 and as of September 30, 2005, the most recent notifications from the federal Banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of September 30, 2006 and September 30, 2005. The required and actual amounts and ratios for the Bank as of September 30, 2006 and 2005, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Tier 1 capital (to average assets)	$8,213,000	11.07%	$2,967,000	4%	3,709,000	5%
Tier 1 capital (to risk-weighted assets)	8,213,000	11.39%	2,885,000	4%	4,328,000	6%
Total Capital (to risk-weighted assets)	8,763,000	12.15%	5,771,000	8%	7,213,000	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2005
Tier 1 capital (to average assets)	$7,617,000	14.71%	$2,071,000	4%	2,589,000	5%
Tier 1 capital (to risk-weighted assets)	7,617,000	18.42%	1,654,000	4%	2,481,000	6%
Total Capital (to risk-weighted assets)	7,894,000	19.09%	3,307,000	8%	4,134,000	10%

Statement of Cash Flows

Cash and cash equivalents for the fiscal year ended September 30, 2006 increased $13,247,000 to $26,354,000 from $13,107,000 as of September 30, 2005. Net increases in deposits were the primary sources of cash for the fiscal year ending September 30, 2006. Cash was primarily used to fund loans and purchase federal funds for the fiscal year ended September 30, 2006.  Net increases in deposits along with the proceeds from the sale of common stock were the primary sources of cash for the fiscal year ending September 30, 2005 while expenses experienced related to the start-up operations in Austin were the primary uses of cash for the fiscal year.

Our cash flow statement is composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities was $908,000 for the fiscal year ended September 30, 2006. Net cash used by operating activities was $1,266,000 for the fiscal year ended September 30, 2005.  The increase in cash flow from operating activities was due to the earnings generated at the Bank as a result of growth experienced at the Austin branch and the elimination of organizing and start-up expenses incurred during the fiscal year ended September 30, 2005.

Net cash used in investing activities for the fiscal year ended September 30, 2006 totaled $22,676,000 primarily due to the funding of loans totaling $24,273,000. Maturities of investment securities provided $1,906,000 of cash for the fiscal year ended September 30, 2006. Net cash used in investing activities for the fiscal year ended September 30, 2005 totaled $30,943,000, due primarily to the purchase of investment securities of $5,494,000 and increases in loan fundings of $25,860,000.

Net cash provided by financing activities for the fiscal year ended September 30, 2006 of $35,015,000 were primarily from the net increase in deposits of $35,472,000. For fiscal year ended September 30, 2005, increases in deposits of $32,353,000 and net proceeds from the sale of common stock account for the bulk of the net cash provided by financing activities of $36,032,000.

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

Item 8.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE.

Item 8A.                                                  Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date within 90 days prior to the filing of this report.  Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Company and its consolidated subsidiaries in connection with the Company’s filing of its annual report on Form 10-KSB for the fiscal year ended September 30, 2006.

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

NONE.

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

Class III Directors. William J. McLellan and Carl J. Stolle are Class III Directors whose terms will expire at the 2007 annual meeting of shareholders.

Class I Directors. Charles T. Meeks, Marvin L. Schrager and Arthur H. Coleman are Class I Directors whose terms will expire at the 2008 annual meeting of shareholders.

Class II Directors. Jeffrey L. Nash, Hayden D. Watson, Elias F. “Lee” Urbina, and Bill F. Schneider are Class II Directors whose terms will expire at the 2009 annual meeting of shareholders.

Directors and Executive Officers

Set forth below is biographical information concerning our directors and executive officers.  We consider certain of the Bank’s and our officers listed below to be our executive officers.

Name	Age	Position(s) Held with Treaty Oak Bancorp	Position(s) Held with Treaty Oak Bank
Charles T. Meeks	71	Chairman of the Board, Director (2)	Chairman of the Board, Director
William J. McLellan	70	Business Development Advisor, Vice-Chairman, and Director (1)(4)*	Director
Jeffrey L. Nash	50	President, Chief Executive Officer, and Director (1)(4)	President, Chief Executive Officer and Director
Carl J. Stolle	47	Director (2)(3)	Director
Marvin L. Schrager	67	Director (2)*
Hayden D. Watson	58	Director (3)*	Director
Sandra L. Ellsworth	54	Chief Financial Officer, Secretary, Treasurer	Chief Financial Officer, Cashier and Director
Arthur H. Coleman	67	Director	Director
Elias F. “Lee” Urbina	48	Director (3)
Bill F. Schneider	57	Director
Tony White	49		President — Texline Branch, Director
M. Randall Meeks	47		Executive Vice President — Chief Lending Officer
Sheila A. Bostick	42		Senior Vice President
Thomas G. Clark	55		Senior Vice President — Senior Credit Officer, Compliance Officer

(1)                                  Executive Committee Member

(2)                                  Compensation Committee Member

(3)                                  Audit Committee Member

(4)                                  Business Development Committee Member

*                                         Denotes Treaty Oak Bancorp Committee Chair

In February 2006, Terry W. Hamann resigned as President, CEO and Chairman of the Company. Mr. Hamann was elected Chairman Emeritus at that time. In August, 2006, Mr. Hamann resigned all remaining positions with the Company including Chairman Emeritus, Director and all committee assignments. Bill F. Schneider was elected as a Class II Director at a Special Meeting of Shareholders held on October 24, 2006.

Background of Directors and Executive Officers

The following is a background summary of each of our directors and executive officers.

Mr. Charles Meeks has served as a member of our Board of Directors since May 2004 and has served as the Chairman of the Board since February 28, 2006.  He is also the Chairman of the Board of the Bank, a position he has held since 1996. Since 1994, Mr. Meeks has served as the senior principal of the Charles T. Meeks Company, a consulting company for U.S. and offshore banks. From 1989 to 1994, he was a senior vice president with Alex Sheshunoff Management Services. Mr. Meeks has over 40 years of banking experience and served as the chief executive officer of a major affiliate Bank of Allied Bancshares, Houston, Texas, a $10 billion bank holding company. He holds a BBA degree from the University of Texas at Austin.

Mr. McLellan co-founded Treaty Oak Bancorp, has served as a director since our inception, and is a director with the Bank. He co-founded Treaty Oak Holdings and was a member of the board of directors since inception in August 2002. Mr. McLellan is a former senior executive with 3M Corporation, from which he retired in 1996. From June 2001 to August 2002, he served as the chief executive officer of the Austin Art Museum. From January 1998 to June 2001, he served as Executive Director for Lifeworks: Alliance of Youth and Family Services. Mr. McLellan attended St. Thomas College and has an honorary MBA from St. Edwards University. He has also attended the Stanford University School of Management and the Graduate Program in Sales Management at Columbia University.

Mr. Nash co-founded Treaty Oak Bancorp and has served as our President and CEO since February, 2006. Prior to that time, he served as our executive vice president and chief financial officer, as well as a director since our inception. Additionally, Mr. Nash is the president and chief executive officer of the Bank, and is a director of the Bank. He has also been president and was a director with Treaty Oak Holdings since April 2006 and its chief financial officer since December 2004 and a director with Treaty Oak Financial Holdings since November 2003. Mr. Nash has more than 25 years of financial, operational, and leadership experience. From 1999 to January 2003, he served as President and led the turn-around of Addressing Your Needs, Inc. He was also an independent corporate consultant from June 2002 to January 2003. From 1996 to 1999 he was the chief operating officer of CSE Child Support Enforcement, now Supportkids, Inc. From 1991 to 1994 he was Chief Financial Officer and Chief Operating Officer of Select Marketing, Inc., which was acquired by Harte-Hanks Response Management in 1994, at which time he became Executive Vice President and General Manager, a position he held until 1996. He served as Executive Vice President, Chief Operating Officer, and President of Allied Bank North Austin (later First Interstate Bank of North Austin) from 1986 to 1991 and as Vice President and Section Manager at Texas Commerce Bank-Austin, N.A., from 1983 to 1986. Mr. Nash holds BBA and MBA degrees from the University of Texas at Austin and is active in many Austin civic activities.

Ms. Ellsworth is our chief financial officer, treasurer and secretary. She is also the chief financial officer and cashier of the Bank, as well as one of its directors. From October 2001 until joining us in October 2003, Ms. Ellsworth was self-employed as an independent contractor/consultant performing accounting and organizational functions for clients on a contractual basis. From February to September 2001, she served as the chief operating officer for The Buttross Group, assisting in the start-up of a proposed de novo bank. From December 1998 to April 2000, she was employed by Flieller, Kruger & Skelton L.L.P., as a seasonal tax preparer.  Prior to that time, from 1989 to 1998, she served as Senior Vice President and Cashier of Hill Country Bank and served as a member of the board of directors. Until its sale in 1998, Ms. Ellsworth was responsible for Hill Country Bank’s regulatory reporting, financial statement and budget preparation, investment portfolio accounting, and calculation of the bank’s interest rate risk position and risk management strategy. From 1985 to 1989, Ms. Ellsworth served as Lakeway National Bank’s Vice President and Cashier. She holds a BS degree in psychology & social science from Clarkson University in Potsdam, New York.

Mr. Stolle has served as a member of our Board of Directors since May 2004 was a member of the Board of Directors of Treaty Oak Holdings since June 2003 Mr. Stolle was employed with Dell, Inc., from 1996 until his retirement in May, 2005. He served as Vice President of Advanced Systems Group for the Small and Medium Business Division. Prior to that, he served in the capacities of Vice President of the Emerging Business Division and Vice President for Dell’s OptiPlex and Dimension lines of business. Before joining Dell, Mr. Stolle spent nine years at Sun Microsystems, where he managed the marketing, planning, and sales development for the Sun server business. His previous experience also includes positions in marketing and finance with the Hewlett Packard Company. Mr. Stolle holds a B.A. degree in biochemistry from the University of California, San Diego, and an M.B.A. from the University of Chicago.

Mr. Schrager has served as a member of our Board of Directors since May 2004 was a member of the Board of Directors of Treaty Oak Holdings since November 2003. He has extensive experience in complex business matters in the financial industries and real estate, both as an independent business investor and as a practicing attorney. He has been in the private practice of law in Texas since 1988 and in Illinois from 1963 to 1988. Mr. Schrager holds a Bachelors degree in accounting from Ohio State University and an LLM from the University of Michigan Law School.

Mr. Watson has served as a member of our Board of Directors since May 2004 and is a director of the Bank. He is president of the Mariner Group, Inc., a bank investment and management consulting company he founded in 1999. From 1996 to 1999, Mr. Watson served as managing director of bank operations for Fleet Financial Group, where he was responsible for the bank’s consolidated operating units including deposits, commercial and consumer loans, investments (trust and mutual fund), and capital markets. In 1995, Mr. Watson assumed responsibility for the Payment System Services Group at Wells Fargo Bank, following its acquisition of First Interstate Bancorp, where he held several executive management positions with affiliates from 1988 to 1995. Mr. Watson has over 28 years experience in banking and holds a BBA degree in finance from the University of Texas. He is currently a member of the board of directors of U.S Data Works, Inc. a public reporting company.

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

Mr. Urbina is president of Urbina & Co. Certified Public Accountants of Central Texas. As a CPA for 17 years, Mr. Urbina provides advisory business solutions and accounting services to primarily high net worth business owners, technology executives, and real estate operators. As an owner of business interests ranging from heavy truck dealerships to real estate shopping centers, technology companies and restaurants, Urbina offers extensive knowledge both from a CPA perspective and as a business owner. Mr. Urbina is also experienced in advising and acting as a limited member of a multi-state national venture capital firm and also serves as an advisor to the board for a publicly traded technology company. Mr. Urbina also serves on the Bank’s audit committee.

Mr. Schneider has been in the medical industry since 1974, and has served primarily in executive positions since 1983. He co-founded, expanded, and sold three medical companies, two of which were national concerns. Mr. Schneider serves on the Master M.U.D. board serving the Barton Creek Country Club development area, and is a board member for the San Saba Wildlife Management Association, where he was the founder and past president. Mr. Schneider received a BBA in marketing from the University of Texas at Austin.

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

Mr. Randall Meeks has served as the Bank’s executive vice president and chief loan officer since April 2004.  Before joining the Bank, Mr. Meeks was Partner/General Manager of Art Office Signs, a regional manufacturing/service business from March 1995 to March 2004.  From February 1989 to March 1995, he served as Senior Vice President and Manager of the Commercial Lending Division in the Austin branch Boatmen’s National Bank, which was acquired by Bank of America.  Mr. Meeks received a BBA in Finance degree from the University of Texas at Austin in August 1982 and is an August 1993 graduate of the Graduate School of Banking at Colorado. M. Randall Meeks is the son of Charles T. Meeks, our chairman and a member of our Board of Directors.

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

Ms. Bostick joined the Company in March, 2004, and has served as the Bank’s senior vice president and director of service and customer satisfaction, as well as assuming the role of marketing director.  Prior to joining the Bank, Ms. Bostick was Vice President of Sales and Client Development for Supportkids, the largest privately owned child support enforcement agency in the world.  From December 1991 to February 1998, Ms. Bostick served in several sales and management positions for Harte-Hanks Response Management, an outsource provider for high tech Fortune 500 companies.  Ms. Bostick also has five years of banking experience in the commercial lending support area at First Interstate Bank from 1986 to 1991.

Audit Committee

We have a separately-designated standing Audit Committee.  Its members are Hayden D. Watson, Carl J. Stolle, Elias F. “Lee” Urbina and William T. Willis, a director of the Bank who serves as an ex-officio member of the committee.  Mr. Watson serves as chairman.  Even though our common stock is not listed, we have determined that the NASDAQ “independence” standards are appropriate standards for our directors in accordance with applicable securities law requirements.  Accordingly, each of the members of the Audit Committee is independent under these standards.

In addition, as a result of the Sarbanes-Oxley Act, we are required to disclose (1) whether we have at least one “audit committee financial expert” serving on our audit committee and the name of that expert, (2) whether the audit committee financial expert is “independent,” and (3) if we have no audit committee financial expert serving on our audit committee, we must state that fact and explain why.  Elias F. “Lee” Urbina is our designated audit committee financial expert. William T. Willis, a director of the Bank who serves as an ex-officio member of the Committee, also meets the statutory guideline as a financial expert. The Board of Directors and each of the members of the Audit Committee believe that the Audit Committee as presently comprised thoroughly and adequately performs its primary functions.

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

Item 10.                 Executive Compensation

Summary Compensation Table

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to our chief executive officer and each of the two other most highly compensated executive officers of the Company whose salary and bonus for the fiscal years ended September 30, 2006, and 2005, was in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries. In addition, we have included compensation information for our remaining executive officers who we paid in fiscal 2006 and 2005. No executive officers who would have otherwise been included in such table on the basis of salary and bonus earned for the 2006 or 2005 fiscal years have been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Stock Options Granted	All Other Compensation
Terry W. Hamann Former Chairman, President, and Chief Executive Officer (1)	2006	$60,000	-	-	5,000	-
	2005	$126,243	$26,000	-	-	$2,993
Jeffrey L. Nash President, Chief Executive Officer, Bank President and Director (2)	2006	$185,559	$32,247	$25,500	15,000	$11,562
	2005	$168,000	$26,000	-	-	$5,400
Sandra L. Ellsworth Secretary/Treasurer and Treaty Oak Bank CFO and Cashier (3)	2006	$117,108	$9,662	-	5,000	$1,000
	2005	$83,750	$5,207	-	-	$900
M. Randall Meeks Treaty Oak Bank Chief Lending Officer (3)	2006	$99,627	$14,675	-	9,000	$3,212
	2005	$91,417	$3,138	-	-	$3,633
Sheila A. Bostick Treaty Oak Bank Senior Vice President (3)	2006	$100,091	$17,018	-	10,000	$6,333
Thomas Clark Treaty Oak Bank Senior Credit Officer and Compliance Officer (3)	2006	$101,397	$14,110	-	8,750	$3,088
	2005	$95,022	$3,138	-	-	$2,149

(1)                                  In February 2006, Terry W. Hamann resigned as President, CEO and Chairman of the Company. Mr. Hamann was elected Chairman Emeritus at that time. In August, 2006, Mr. Hamann resigned all remaining positions with the Company including Chairman Emeritus, Director and all committee assignments. All other compensation in 2005 represents automobile allowances and our contributions to SIMPLE IRA plan.

(2)                                  All other annual compensation represents a stock grant of 3,000 shares. All other compensation represents automobile allowances and our contributions to SIMPLE IRA plan.

(3)           All other compensation represents our contributions to SIMPLE IRA plan.

Option Grants

During the fiscal year ended September 30, 2006, we granted stock options totaling 52,750 to the Named Executive Officers, which included 5,000 options granted to Terry W. Hamann, the former CEO and Chairman of the Company. We did not grant any stock options or stock appreciation rights to any of the Named Executive Officers in the fiscal year ended September 30, 2005.

Fiscal Year-end Option Values

The following table provides information, with respect to the Named Executive Officers, concerning their exercise of options during the year ended September 30, 2006, and unexercised options held by them as of the end of such fiscal year.  We have not granted any stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
OPTION/SAR VALUES

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options At FY-End Exercisable/Unexercisable	Value of Unexercised In-the- Money Options At FY-End Exercisable/Unexercisable(1)

Terry W. Hamann	-	-	20,000/0	$2,550/$0

Jeffrey L. Nash	-	-	10,000/20,000	$1,700/$850

Sandra L. Ellsworth	-	-	3,333/6,667	$567/$283

M. Randall Meeks	-	-	1,667/9,833	$283/$142

Sheila A. Bostick	-	-	2,333/11,167	$397/$198

Thomas G. Clark	-	-	1,667/9,583	$283/$142

(1)                                  These amounts represent the difference between the exercise price of the stock options and $8.50, which was the closing market price of our common stock on September 29, 2006 (the last trading day for the fiscal year ended September 30, 2006).

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

On October 25, 2005, the Company granted 82,750 options to purchase shares of stock at an exercise price of $8.50 per share to fifteen (15) officers and directors. The options become exercisable for the option shares in three equal annual installments upon completion of each year of service over the three-year period of service measured from the grant date. Between January 24, 2006 and June 26, 2006, the Company granted a total of 4,150 stock options with an exercise price ranging from $8.35 to $8.50 to various Bank employees.  On July 25, 2006, we granted 5,000 options to Jeffrey L. Nash and 10,000 options to William T. Willis, a non-employee Bank Board member, at an exercise price of $8.50 per share.  Between August 21, 2006 and September 26, 2006, we granted 18,100 stock options to various employees of the Bank at exercise prices ranging from $8.50 to $8.75 per share.  Included in the September 26, 2006 grant were 5,000 options to M. Randall Meeks and 5,000 options to Thomas G. Clark with an exercise price of $8.75.

Employment Agreements

On September 27, 2006, we entered into an Employment Agreement with Jeffrey L. Nash whereby he agreed to continue to serve as our President and Chief Executive Officer. Under the terms of the Employment Agreement, Mr. Nash will receive an annual base salary of $200,000 and other usual and customary benefits. The Company granted Mr. Nash options to purchase 15,000 shares of the Company’s common stock under the Company’s 2004 Stock Incentive Stock Plan (the “Plan”) at an exercise price per share of the fair market value of the Company’s common stock as of the date of the grant, with one-third of the underlying shares to vest on the grant date of October 25, 2007 and the remaining two-thirds to vest equally on the first and second anniversary of the grant date.  Mr. Nash is eligible to receive an annual bonus equal to 50% of his base annual salary plus any additional bonus amounts based on his performance, as determined in the sole discretion of the Board of Directors. The Employment Agreement has a two year term ending on September 27, 2008, with automatic one year renewal terms unless terminated earlier by either party. Pursuant to the terms of the Employment Agreement, if the Company terminates Mr. Nash other than for “cause” or “by reason of death or disability” or if Mr. Nash resigns following a “material diminution in his title, responsibilities or direct-report staff” or a “change of control” (as such terms are defined or used in the Employment Agreement), Mr. Nash will be entitled to a lump sum payment of one times his current base salary in cash and any remaining unvested options shall vest at that time.

All of our other executive officers are employees-at-will serving at the pleasure of our Board of Directors.

Item 11.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities authorized for issuance under equity compensation plans

The following table provides information as of September 30, 2006, regarding our 2004 Stock Incentive Plan under which our common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	301,350	$8.47	303,422	(1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	301,350	$8.47	303,422

(1)                                  The plan reserve automatically increases on January 3, 2007, by an amount equal to 2% of the total number of shares of our common stock outstanding on December 31, 2006, subject to a 100,000-share increase limit.

Security Ownership of Certain Beneficial Owners and Management

This following table sets forth information regarding the beneficial ownership of our common stock as of December 1, 2006, for:

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated in the notes following the table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The applicable percentage of ownership for each shareholder is based on 2,730,187 shares of common stock outstanding as of December 1, 2006, together with the shares of common stock underlying options or warrants held by such persons that are exercisable on or before February 1, 2007. Shares of common stock issuable upon exercise of options and other rights beneficially owned that are exercisable on or before February 1, 2007 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights but are not deemed outstanding for computing the percentage ownership of any other person.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Percentage

Named Executive Officers, Directors, and Director Nominees

William J. McLellan (1)(2)	105,287	3.86%

Jeffrey L. Nash (1)(3)	108,692	3.98%

Sandra L. Ellsworth (1)(4)	8,600	*
Sheila A. Bostick (1)(5)	7,606	*
Thomas G. Clark (1)(6)	6,517	*
M. Randall Meeks (1)(7)	6,602	*
Carl J. Stolle (8) 5108 Cuesta Verde Austin, Texas 78746	153,298	5.61%

Marvin L. Schrager (9) 220 N. Zapata Highway #11 Laredo, Texas 78043	27,479	1.01%
Charles T. Meeks (10) 2308 Quail Run Cove Lago Vista, Texas 78645	39,823	1.46%

Hayden D. Watson (11) 7901 Bee Cave Road #18 Austin, Texas 78746	52,527	1.92%

Arthur H. Coleman (12) 2905 Thousand Oaks Dr Austin, Texas 78746	10,053	*

Elias F. “Lee” Urbina (13) 500 N. Capital of Texas Highway, #3-100 Austin, Texas 78746	4,010	*
Bill F. Schneider (14) 905 Crystal Mountain Drive Austin, Texas 78733	126,875	4.65%
5% Shareholders

Treaty Oak Holdings, Inc. (15) 101 Westlake Drive Austin, Texas 78746	0	*

Terry W. Hamann (16) 5300 Bee Cave Road Building III, Suite 200 Austin, Texas 78746	238,124	8.72%

All directors and executive officers as a group (14 persons) (17)	895,793	32.81%

*                                         Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)                                  Address is 101 Westlake Drive, Austin, Texas 78746.

(2)                                  Includes 2,000 shares issuable upon exercise of warrants and 11,667 shares issuable upon exercise of options.

(3)                                  Includes 800 shares issuable upon exercise of warrants and 33,636 shares issuable upon exercise of options.  Also includes 1,000 shares and warrants to purchase 200 shares held for the benefit of Mr. Nash’s children, which beneficial ownership of such shares is disclaimed.

(4)                                  Includes 600 shares issuable upon exercise of warrants and 5,000 shares issuable upon exercise of options.

(5)                                  Includes 601 shares issuable upon exercise of warrants and 4,000 shares issuable upon exercise of options.

(6)                                  Includes 600 shares issuable upon exercise of warrants and 2,917 shares issuable upon exercise of options.

(7)                                  Includes 600 shares issuable upon exercise of warrants and 3,000 shares issuable upon exercise of options.

(8)                                  Includes 1,200 shares issuable upon exercise of warrants and 17,454 shares issuable upon exercise of options.

(9)                                  Includes 1,158 shares issuable upon exercise of warrants and 10,167 shares issuable upon exercise of options.

(10)                            Includes 2,640 shares issuable upon exercise of warrants and 11,363 shares issuable upon exercise of options.  Also includes 6,000 shares held jointly with Mr. Meeks’ spouse.

(11)                            Includes 3,480 shares issuable upon exercise of warrants and 10,167 shares issuable upon exercise of options.

(12)                            Includes 120 shares issuable upon exercise of warrants and 9,333 shares issuable upon exercise of options.

(13)                            Includes 4,010 shares held in the name of Mr. Urbina’s limited partnership, La Patrona, Ltd.

(14)                            Mr. Schneider was elected to the Company’s board on October 26, 2006. Amounts shown reflect 4,802 shares issuable upon exercise of warrants. Includes 121,892 shares held in the name of Mr. Schneiders’ family limited partnership, The B.F. Schneider Family, Ltd.

(15)                            On November 15, 2006, 1,000,000 shares owned by Treaty Oak Holdings, Inc. were retired in connection with the merger of Treaty Oak Holdings, Inc. with and into the Company.

(16)                            In February 2006, Mr. Hamann resigned as President, CEO and Chairman of the Company. Mr. Hamann was elected Chairman Emeritus at that time. In August, 2006, Mr. Hamann resigned all remaining positions with the Company including Chairman Emeritus, Director and all committee assignments. Amounts shown reflect 1,999 shares issuable upon exercise of warrants and 20,000 shares issuable upon exercise of options.  Also includes 196,125 shares issuable upon exercise of warrants for which Mr. Hamann has agreed to grant a proxy to the Company for all of such underlying shares of common stock upon the exercise thereof.

(17)                            Includes 216,925 shares issuable upon exercise of warrants and 138,704 shares issuable upon exercise of options.

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

Acquisition of Treaty Oak Holdings, Inc.

 On November 15, 2006, the Company completed its previously announced acquisition of Treaty Oak Holdings, Inc. (“TOHI”) pursuant to the Agreement and Plan of Merger, dated October 3, 2006 (the “Merger Agreement”).  The merger was approved by the Company’s Board of Directors and also by the Company’s shareholders at a Special Meeting of Shareholders held on October 24, 2006.  Prior to the consummation of the merger, TOHI held approximately 39% of the issued and outstanding shares of our common stock.  Pursuant to the Merger Agreement, (1) each issued and outstanding share of TOHI’s common stock, par value $0.01 per share was converted into the right to receive 0.8121 shares of the Company’s common stock, par value $0.01 per share, and (2) each issued and outstanding share of TOHI’s preferred stock, par value $10.00 per share, was converted into the right to receive 1.2034 shares of the Company’s common stock.

TOHI had options to acquire 40,000 shares of common stock outstanding as of the date of the merger, which options were assumed by the Company and, pursuant to the conversion ratio, now represent options to acquire 32,484 shares of the Company’s common stock.  Also, at the closing of the merger, certain TOHI warrantholders were issued new warrants to acquire, in the aggregate, 450,000 shares of the Company’s common stock.  The Company granted the TOHI shareholders certain limited registration rights pursuant to a Registration Rights Agreement executed at the closing of the merger.  Pursuant to the Registration Rights Agreement these former TOHI shareholders can request that the Company register their shares of the Company’s common stock on a Registration Statement on Form S-3 if such form is available for use by the Company, but only once during any 12-month period.  The former TOHI warrantholders were also granted similar S-3 registration rights.

PGI Equity Partners, L.P.

Office Lease

Our offices are located in a renovated building at 101 Westlake Drive, Austin, Texas. The Bank occupies approximately 7,700 square feet for its offices and the Company’s corporate offices occupy an additional 1,000 square feet.  The office space is leased from PGI Equity Partners, L.P., a Texas limited partnership. As of September 30, 2006, we own a limited partnership interest of 47.5% in PGI Equity Partners, L.P. We engaged the services of a third party consultant in determining the fair market rental value of this office space to be leased to us and the Bank. Upon completion of the merger of the Company and Treaty Oak Holdings, Inc. on November 15, 2006, the Company now has 100% ownership and control of the real estate through its ownership of the limited partnership interests of PGI Equity Partners, L.P. and its general partner, PGI Capital, Inc.

Investment in PGI Equity Partners, L.P.

At September 30, 2006, we owned a 51.25% limited partnership interest in PGI Equity Partners, LP.  Following the consummation of the merger with Treaty Oak Holdings, Inc. on November 15, 2006, we now own a 94.5% limited partnership interest in PGI Equity Partners LP. Additionally, we also now own, as a wholly-owned subsidiary PGI Capital, Inc., the general partner of PGI Equity Partners, Inc., which owns the remaining 5.5% interest in the partnership.

Loans to Treaty Oak Holdings, Inc.

On October 24, 2006, our shareholders approved the acquisition of Treaty Oak Holdings, Inc. (“TOHI”), our largest shareholder, which held approximately 39% of our issued and outstanding common stock. On August 24, 2006, we had loaned TOHI $2,425,000 for the redemption of its shares held by certain principals of our previously affiliated entities.  The loan was at the prime rate of interest with interest only payable monthly.

On October 11, 2005, we made a $355,000 loan to TOHI, with interest at the prime rate per annum with monthly interest payments due on the first of each month beginning November 1, 2005.  The purpose of the loan was to enable TOHI to pay off certain obligations, and to provide sufficient liquidity to TOHI until the proposed merger with the Company has been completed. On April 26, 2006, the obligation was renewed and increased to $373,000 at the then current prime rate. The loan was renewed and increased to $400,000 on September 1, 2006. The principal balance, along with any accrued interest, is due and payable in full on November 1, 2006.

In November 2006, TOHI completed a private placement of shares of common stock that raised approximately $3,500,000 and TOHI was able to repay the $2,425,000 and the $400,000 loan in full on November 15, 2006, upon the consummation of the merger between TOHI and the Company.

PGI Capital, Inc.

On March 14, 2005, in conjunction with the refinancing of the PGI Equity Partner, LP real estate, the Bank loaned PGI Capital, Inc., a controlled subsidiary of Treaty Oak Holdings, Inc., $200,000 which was in part loaned and in part contributed to the capital of PGI Equity Partners.  The loan was made on commercially reasonable terms and is secured by a certificate of deposit in the amount of $200,000 provided by the Company.

Treaty Oak Mortgage, LLC

On June 27, 2005, we acquired a 50% membership interest in Treaty Oak Mortgage, LLC, a mortgage broker focusing on residential real estate lending, from Treaty Oak Financial Holdings, Inc., an affiliated company.  We acquired the interest in Treaty Oak Mortgage for a purchase price of $1,000.

Treaty Oak Commercial Group, LLC

On June 29, 2006, we acquired a 50% membership interest in Treaty Oak Commercial Group, LLC, a commercial real estate brokerage firm providing medium and long term mortgages on commercial real estate.  We acquired the interest in Treaty Oak Commercial Group for a purchase price of $100,000.

Accounting and Tax Services

Until the redemption of the TOHI shares held by the principals of our previously affiliated entities on August 30, 2006, we received tax planning advice and general tax and accounting services from Hamann, Ernstmeyer & Williamson, P.C. (formerly Hamann & Associates, P.C.  “HEW”), a professional corporation of certified public accountants in which Mr. Hamann (the former Chief Executive Officer of the Company) owned an 80% interest until March 30, 2005, when his ownership interest was reduced to 5% and as of that time, he was no longer an officer or director of HEW. As of November 1, 2005, Mr. Hamann had no ownership interest in HEW. HEW is an accounting firm focused on tax planning and tax advisory work and does not provide auditing services to clients. During the fiscal year ended September 30, 2006 and 2005, we paid approximately $35,000 and $81,000, respectively for these services.  None of the services provided in the years ended September 30, 2005 and 2006, were provided by Mr. Hamann.

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

Item 13.                 Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Exhibit Title
2.1(1)	Agreement and Plan of Merger, dated October 3, 2006, between Treaty Oak Holdings, Inc. and the Company

3.1(2)	Amended and Restated Articles of Incorporation

3.2(3)	By-laws

4.1(3)	Specimen Common Stock Certificate, $.01 par value per share

4.2(3)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws defining rights of holders of Common Stock

10.1(3)	Amended and Restated Building Lease between PGI Equity Partners, L.P. and Treaty Oak Bank

10.2(3)	Expense Reimbursement Agreement between Treaty Oak Holdings, Inc. and Treaty Oak Bancorp, Inc.

10.3(3)	Form of Promotional Shares Lock-In Agreement

10.4(3)	Form of Escrow Agreement between Treaty Oak Bancorp, Inc. and TIB—The Independent Bankers Bank

10.5(3)	Form of Treaty Oak Bancorp Shareholders’ Warrant Agreement

10.6(2)*	Treaty Oak Bancorp, Inc. 2004 Stock Incentive Plan (amended and restated as of May 20, 2004)

10.7(3)*	Form of Indemnification Agreement between Treaty Oak Bancorp, Inc. and its directors and officers, and those of the Bank

10.8(3)	Registration Rights Agreement between Treaty Oak Bancorp, Inc. and Treaty Oak Holdings, Inc.

10.9(4)*	Employment Agreement, dated September 27, 2006, between Treaty Oak Bancorp, Inc. and Jeffrey L. Nash

10.10	Form of Warrant**

10.11	Form of Registration Rights Agreement with former shareholders of Treaty Oak Holdings, Inc. **

10.12	Form of Registration Rights Agreement with former warrantholders of Treaty Oak Holdings, Inc.**

21	Subsidiaries**

23.1	Consent of McGladrey & Pullen LLP**

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act**

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

*      Indicates management contract or compensatory plan or arrangement.

(1)   Incorporated by reference to the Company’s Current Report on Form 8-K filed October 10, 2006.

(2)   Incorporated by reference to the Company’s Registration Statement on Form S-8 filed October 22, 2004.

(3)   Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form SB-2.

(4)   Incorporated by reference to the Company’s Current Report on Form 8-K filed November 1, 2006.

**   Filed herewith.

Item 14.                 Principal Accountant Fees and Services

The following is a summary of the fees billed to us by our independent auditors, McGladrey & Pullen, LLP and RSM McGladrey, Inc., for professional services rendered for the fiscal years ended September 30, 2006, and 2005.

	Years Ended
Fee Category	September 30, 2006	September 30, 2005
Audit Fees (1)	$73,268	$64,500
Audit-Related Fees (2)	-	-
Tax Fees (3)	17,675	-
All Other Fees (4)	-	-
Total Fees	$90,943	$64,500

(1)             Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in the quarterly reports or services that are normally provided by the independent auditor in connection with the statutory and regulatory filings or engagements for the fiscal years ended September 30, 2006, and 2005.

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

TREATY OAK BANCORP, INC.

Dated: December 29, 2006	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Meeks	Chairman of the Board	December 29, 2006
Charles T. Meeks

/s/ Jeffrey L. Nash	Chief Executive Officer, President, and Director	December 29, 2006
Jeffrey L. Nash	(Principal Executive Officer)

/s/ William J. McLellan	Director	December 29, 2006
William J. McLellan

/s/ Elias F. “Lee” Urbina	Director	December 29, 2006
Elias F. “Lee” Urbina

/s/ Carl J. Stolle	Director	December 29, 2006
Carl J. Stolle

/s/ Marvin L. Schrager	Director	December 29, 2006
Marvin L. Schrager

/s/ Hayden D. Watson	Director	December 29, 2006
Hayden D. Watson

/s/ Arthur H. Coleman	Director	December 29, 2006
Arthur H. Coleman

/s/ Bill F. Schneider	Director	December 29, 2006
Bill F. Schneider

Report of Independent Registered Public Accounting Firm

The Board of Directors
Treaty Oak Bancorp, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Treaty Oak Bancorp, Inc. and Subsidiaries (the Company) as of September 30, 2006, and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Treaty Oak Bancorp, Inc. and Subsidiaries as of September 30, 2006, and 2005, and the results of their operations and their cash flows for the years then ended, in conformity U.S. generally accepted accounting principles.

Dallas, Texas
December 28, 2006

McGladrey & Pullen, LLP is an independent member firm of
RSM International, an affiliation of independent accounting
and consulting firms.

Treaty Oak Bancorp, Inc.

Consolidated Balance Sheets
September 30, 2006 and 2005
(Dollars In Thousands, Except Shares and Par Value Amounts)

	September 30, 2006	September 30, 2005
ASSETS

Cash and cash items	$267	$230
Due from banks	2,312	9,271
Federal funds sold	23,775	3,606
Total cash and cash equivalents	26,354	13,107

Securities available for sale	16	427
Securities held to maturity, fair value of $2,001 and $3,472, respectively	2,006	3,501
Investment in Federal Home Loan Bank, at cost	224	217
Investment in Independent Banker’s Financial Corporation stock, at cost	102	100
Loans, net	59,620	35,683
Premises and equipment, net	5,593	5,819
Notes receivable from affiliate	2,821	—
Accrued interest receivable	484	348
Due from affiliates	192	34
Goodwill and other intangibles, net	1,205	1,215
Other assets	474	298
Total assets	$99,091	$60,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$28,091	$17,057
NOW, money market and savings	32,401	13,413
Time deposits	20,526	15,076
Total deposits	81,018	45,546

Accounts payable and accrued expenses	352	109
Accrued interest payable	160	116
Property mortgage	2,667	2,727
Notes payable	2,483	74
Minority interest - PGI Equity Partners, LP	1,106	1,109
Other liabilities	33	35
Total liabilities	87,819	49,716

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized;
2,640,226 and 2,635,746, respectively, issued	26	26
Paid-in capital	14,989	14,949
Accumulated deficit	(3,693)	(3,888)
Accumulated other comprehensive loss	—	(4)
Less shares held in treasury, at cost (6,003 shares)	(50)	(50)
Total shareholders’ equity	11,272	11,033
Total liabilities and shareholders’ equity	$99,091	$60,749

See Notes to the Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Consolidated Statements of Operations
Year Ended September 30, 2006 and 2005
(Dollars In Thousands, Except Shares and Per Share Amounts)

	Year Ended September 30, 2006	Year Ended September 30, 2005
Interest income:
Loans, including fees	$4,184	$1,700
Taxable securities	93	131
Interest on deposits with other banks	93	70
Federal funds sold	340	160
Total interest income	4,710	2,061

Interest expense:
Deposits	1,019	482
Other borrowings	183	146
Total interest expense	1,202	628

Net interest income	3,508	1,433

Provision for loan losses	295	130
Net interest income after provision for loan losses	3,213	1,303
Noninterest income:
Service charges on deposit accounts	103	80
Other noninterest income	414	247
Total noninterest income	517	327

Noninterest expense:
Salaries and employee benefits	1,728	1,793
Occupancy and equipment expenses	398	296
Accounting and other professional fees	294	291
Other noninterest expense	1,089	1,015
Income (losses) allocated to minority interests	26	(28)
Total noninterest expense	3,535	3,367

Net income (loss)	$195	$(1,737)

Earnings (loss) per common share - basic	$0.07	$(0.66)
Earnings (loss) per common share - diluted	$0.07	$(0.66)

Weighted average shares outstanding - basic	2,630,720	2,619,411
Weighted average shares outstanding - dilutive	2,633,953	2,619,411

See Notes to the Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Consolidated Statements of Changes In Shareholders’ Equity
Year Ended September 30, 2006 and 2005
(Dollars In Thousands)

	Common Stock		Additional paid-in	Subscribed for but not paid for	Accumulated	Accumulated other comprehensive	Treasury
	Shares	Amount	capital	and not issued	Deficit	income (loss)	Stock	Total
Balances at October 1, 2004	2,169,814	$22	$11,067	$3,379	$(2,151)	$2	$—	12,319

Sale of common stock subscribed as of September 30, 2004	405,663	4	3,375	(3,379)	—	—	—	—
Sale of common stock, net of costs of issuance	47,510	—	393	—	—	—	—	393
Shares repurchased and held in treasury	—	—	—	—	—	—	(50)	(50)
Non-cash stock based compensation	11,199	—	98	—	—	—	—	98
Shares issued through the exercise of common stock warrants	1,560	—	16	—	—	—	—	16
Comprehensive loss:
Net loss	—	—	—	—	(1,737)	—	—	(1,737)
Change in unrealized depreciation on securities available for sale	—	—	—	—	—	(6)	—	(6)

Total comprehensive loss	—	—	—	—	—	—	—	(1,743)

Balances at September 30, 2005	2,635,746	$26	$14,949	$—	$(3,888)	$(4)	$(50)	$11,033

Shares issued through the exercise of common stock warrants	1,480	—	15	—	—	—	—	15
Non-cash stock based compensation	3,000	—	25	—	—	—	—	25
Comprehensive income:
Net income	—	—	—	—	195	—	—	195
Change in unrealized appreciation on securities available for sale	—	—	—	—	—	4	—	4

Total comprehensive income	—	—	—	—	—	—	—	199

Balances at September 30, 2006	2,640,226	$26	$14,989	$—	$(3,693)	$—	$(50)	$11,272

See Notes to Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows
Years Ended September 30, 2006 and 2005
(Dollars In Thousands)

	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income (loss)	$195	$(1,737)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interests in partnership income (loss)	26	(28)
Provision for loan losses	295	130
Non-cash stock based compensation	25	98
Write-off of loan acquisition costs in connection with refinancing	—	100
Depreciation and amortization, net	362	321
Changes in other operating assets and liabilities:
Accrued interest receivable	(136)	(204)
Other assets	(144)	(59)
Accrued interest payable	44	101
Other liabilities	241	12
Net cash provided by (used in) operating activities	908	(1,266)

Cash flows from investing activities:
Proceeds from maturities and principal repayments on securities - available for sale	416	31
Proceeds from maturities and principal repayments on securities - held to maturity	1,490	2,000
Purchases of securities - held to maturity	—	(5,494)
Cash paid for acquisitions	—	(926)
Purchase of minority interest	(80)	—
Purchases of correspondent bank stock	(7)	(106)
Net increase in loans	(24,273)	(25,860)
Advances to affiliates	(158)	(128)
Repayments of advances to affiliates	—	163
Purchases of premises and equipment	(64)	(623)
Net cash used in investing activities	(22,676)	(30,943)

Cash flows from financing activities:
Net increase in deposits	35,472	32,353
Proceeds from the sale of common stock	—	3,772
Payments of principal on mortgage	(60)	(364)
Proceeds from notes payable	2,409	—
Proceeds from exercise of warrants	15	16
Proceeds from note payable - PGI Equity Partners, LP	—	150
Notes payable to affiliates	(2,821)	—
Repurchase of common stock	—	(50)
Increase in minority interest - PGI Equity Partners, LP	—	155
Net cash provided by financing activities	35,015	36,032

Net increase in cash and cash equivalents	13,247	3,823
Cash and cash equivalents at beginning of year	13,107	9,284
Cash and cash equivalents at end of year	$26,354	$13,107

See Notes to the Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows
Years Ended September 30, 2006 and 2005
(Dollars In Thousands)

	2006	2005
Supplemental disclosures of cash flow information:
Non-cash investing and financing information:
Cash interest received	$4,574	$1,857
Cash interest paid	$1,158	$527
Assets acquired through foreclosure	$41	$15

Acquisition of PGI Equity Partners, LP
Assets acquired		$4,943
Liabilities assumed		(3,015)
Minority interests		(1,002)
Cash paid, net of cash acquired		$926

See Notes to the Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

Note 1.  Organization and Nature of Operation

Treaty Oak Bancorp, Inc. (the “Company”) is a bank holding company incorporated on November 18, 2003, and organized December 8, 2003 for the purpose of holding the common stock of Treaty Oak Bank (formerly Texline State Bank, the “Bank”).  The Company acquired the Bank on March 9, 2004, and began conducting banking operations in Texline, Texas.  The Bank commenced operations in Austin, Texas, on September 10, 2004.   Prior to the commencement of operations in Austin, the Company was considered to be in the development stage.  Since opening the Austin, Texas offices, the Company has pursued its business model of movement toward a more diversified lending strategy with an emphasis on commercial and real estate lending.  The Company, through Treaty Oak Bank, provides a full range of commercial and consumer banking services to individuals and businesses in the commercial sector in Austin, Texas, and in the agriculture, cattle and commercial sectors in the community of Texline, Texas.

The Company acquired a 47.5% interest in PGI Equity Partners, LP (the “Partnership”) on December 30, 2004.  The Partnership owns and operates the building in which the Company offices.   On February 23, 2006, the Company acquired additional 2.5% Class A and 1.25% Class B interests in the Partnership from the sole remaining minority shareholder for $80,000 cash, bringing the Company’s total ownership interest in the Partnership to 51.25% at September 30, 2006.  As of November 15, 2006, following the Company’s merger with Treaty Oak Holdings, Inc., the Company now controls 100% of the limited partnership interests in the Partnership as well as the 5.5% interest held by PGI Capital, Inc., the Partnership’s general partner.  The Partnership has been consolidated in the Company’s financial statements since December 31, 2004.

The Company (through its Bank subsidiary) acquired a 50% interest in Treaty Oak Mortgage, LLC, on June 27, 2005 for $1,000.  Treaty Oak Mortgage provides mortgage brokerage services in 38 states.  The Company does not have a controlling financial interest in Treaty Oak Mortgage, LLC.

On June 29, 2006, the Company (through its Bank subsidiary) acquired a 50% interest in Treaty Oak Commercial Group, LLC (“TOCG”) for $100,000.  The Company does not have a controlling interest in TOCG and it is accounted for on the equity method of accounting.  TOCG is a commercial real estate brokerage firm providing medium and long term mortgages on commercial real estate.  Aside from its initial investment, the Company has no risk associated with operating expenditures or other liabilities of TOCG.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Company, its wholly owned subsidiary, the Bank, entities that it owns more than a 50% and entities in which it has a controlling financial interest.  Significant inter-company accounts and transactions have been eliminated.  The investment in PGI Equity Partners, LP, in which it has been determined that the Company exerts significant influence, is also consolidated under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”).  FIN 46 was adopted by the Company for the quarter ended December 31, 2004.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

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
Years Ended September 30, 2006 and 2005

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

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

Goodwill, Intangibles and Other Assets

Goodwill is not amortized but is instead reviewed at least annually for impairment, and more often when impairment indicators are present.  The Company completed a test for impairment of its goodwill based upon the measurement of its fair value as provided under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles” in September 2006.  The Company has determined that its goodwill is not impaired.

Core deposit intangibles are amortized using the straight-line method, which approximates the interest method, over seven years, the estimated life of the related deposits.

Impairment of Long-Lived Assets

The Company evaluates and recognizes impairment of long-lived assets under the provisions of SFAS No. 144, “Accounting for the impairment of Long-Lived Assets.”  The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss is recognized when the sum of the undiscounted future cash flow is less than the carrying amount of the asset, in which case, a write-down is recorded to reduce the related asset to its estimated fair value.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees using the intrinsic value method.  Accordingly, compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company’s common stock at date of grant over the exercise price.

The Company accounts for stock-based compensation to non-employees at fair value.

The Company will be required to adopt FASB Statement 123R, “Share-Based Payments” (“Statement 123R”) beginning on October 1, 2006.  Statement 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).

Statement 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date.  Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the effective date.  Based on the options currently outstanding, the adoption of Statement 123R will reduce fiscal 2007 earnings by approximately $165,000.

The weighted average fair value of the options granted during the years ended September 30, 2006 and 2005 have been estimated using the Black-Scholes option pricing model with the following assumptions:

	Years Ended
	September 30, 2006	September 30, 2005
Dividend yield	0%	0%
Risk-free interest rate	4.25 – 5.15%	3.86 – 4.42%
Expected volatility	22%	22%
Expected life in years	6.85 Years	6.85 Years

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

The table below presents the pro forma effect on the Company’s operations assuming the Company had accounted for its stock options issued to employees at fair value (in thousands, except per share amounts):

	Years Ended
	September 30, 2006	September 30, 2005

Net income (loss) — as reported	$195	$(1,737)
Net income (loss) — pro forma	$30	$(1,848)

Earnings (loss) per share — as reported
Basic	$0.07	$(0.66)
Diluted	$0.07	$(0.66)

Earnings (loss) per share — pro forma
Basic	$0.01	$(0.71)
Diluted	$0.01	$(0.71)

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued.  For the year ended September 30, 2006, all potentially dilutive securities, except for stock options to purchase 250,100 shares of the Company’s common stock at exercise prices ranging from $8.33 to $8.50 per share were anti-dilutive.  For the year ended September 30, 2005, all potentially dilutive securities were anti-dilutive.

Statement of Cash Flows

The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits and loans.

Fair Value of Financial Instruments

The Company provides disclosures regarding financial instruments as prescribed by accounting principles generally accepted in the United States of America.  These disclosures do not purport to represent the aggregate net fair value of the Company.  Further, the fair value estimates are based on various assumptions, methodologies and subjective considerations which vary widely among different financial institutions and which are subject to change.  With the exception of the financial instruments described below, the estimated fair values of financial instruments approximate their carrying amounts.  The following methods and assumptions were used by the Company in estimating financial instruments’ fair values:

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

Loans:  The fair values estimated for fixed-rate loans are estimated using a discounted cash flow calculation based on the interest rates currently being charged compared to average market rates being charged for loans of similar amounts and maturities.

Securities:  The fair value of investment securities, excluding FHLB and IBFC stock, are the quoted market value for those securities on the balance sheet date.

Deposits:  The fair values estimated for demand deposits (interest and non-interest bearing accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts).  Fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation based on interest rates currently being offered.

Notes Payable:  The fair values for notes payable are estimated using discounted cash flow calculation based on the interest rates currently being charged in the market compared to similar types of borrowings.

New Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. We will be required to adopt the interpretations in SAB 108 in the first quarter of fiscal 2007. We do not anticipate this interpretation will have any impact on the financial statements.

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

In addition, the Company issued warrants to purchase one share of common stock for every five shares of common stock purchased, up to a maximum of 280,000 warrants.  This amount was increased to approximately 318,000 warrants in conjunction with the over-subscription of the offering.  The warrants have an exercise price of $10.00 per share and are exercisable at any time prior to June 30, 2007, subject to certain corporate transactions. 3,040 of the warrants had been exercised as of September 30, 2006.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

Note 4.  Consolidation of Variable Interest Entity

The Company has determined that it is the consolidating parent of the Partnership for financial reporting purposes based upon its investment in the Partnership combined with its lessee relationship with the Partnership. The Partnership owns and operates the premises located at 101 Westlake Drive where the Company and Bank offices are located.  The Partnership has no other significant activities.

The assets and liabilities of the Partnership have been included in the consolidated balance sheet of the Company at September 30, 2006.  The balance sheet of the Partnership as of September 30, 2006, was as follows (in thousands):

Cash	$50
Premises and equipment, net	4,546
Other assets	285

Total Assets	$4,881

Mortgage payable	$2,667
Other liabilities	139
Partners’ capital	2,075

Total Liabilities and Partners’ Capital	$4,881

The operations of the Partnership were included in the Company’s statement of operations commencing on December 31, 2004. Because of the Company’s status as a limited partner of the Partnership, the creditors of the Partnership do not have recourse against the Company with respect to the obligations of the Partnership in excess of the Company’s investment in the Partnership.

Note 5.  Securities

Securities consisted of the following (in thousands):

	As of September 30, 2006		As of September 30, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Government Agencies	$14	$14	$401	$396
Other mortgage backed securities	2	2	30	31

Total Securities Available for Sale	$16	$16	$431	$427

Securities Held to Maturity:
U.S. Government Agencies	$2,000	$1,996	$3,495	$3,467
Other mortgage backed securities	6	5	6	5

Total Securities Held to Maturity	$2,006	$2,001	$3,501	$3,472

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

At September 30, 2006, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).

There were no mortgage-backed-securities or agency notes and bonds classified as available-for-sale in an unrealized loss position for a period greater than one year as of September 30, 2006.  For securities which were in an unrealized loss position for a period less than one year as of September 30, 2006, the unrealized losses were approximately $4,000 at September 30, 2006. For those securities with unrealized losses at September 30, 2006, the losses are generally due to changes in interest rates and, as such, are considered by management to be temporary.

The table below reflects the securities which were in a loss position on September 30, 2006, and the length of time they have been so positioned (in thousands).

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for more than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Held to Maturity:
Agency notes and bonds	$1,996	$4	$-	$-	$1,996	$4
Other mortgage backed securities	-	-	5	1	5	1

Total	$1,996	$4	$5	$1	$2,001	$5

The table below reflects the securities which were in a loss position on September 30, 2005, and the length of time they have been so positioned (in thousands).

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for more than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale:
Agency notes and bonds	$198	$2	$198	$3	$396	$5
Mortgage backed securities	-	-	3	-	3	-
	$198	$2	$201	$3	$399	$5

Securities Held to Maturity:
Agency notes and bonds	$3,467	$4	$-	$-	$3,467	$28
Mortgage backed securities	-	-	5	1	5	1
	$3,467	$4	$5	1	$3,472	$29

Total	$3,665	$6	$206	$4	$3,871	$34

For those securities with unrealized losses at September 30, 2005, the losses are generally due to changes in interest rates and, as such are considered by management to be temporary.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

The amortized cost and estimated fair value of securities at September 30, 2006, by contractual maturity, are shown below (in thousands). Expected maturities for mortgage backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2006	Amortized Cost	Estimated Fair Value

Available for Sale
Due in one year or less	$-	$-
Due from one year to five years	14	14
Mortgage-backed securities	2	2
	$16	$16
Held to Maturity
Due in one year or less	$2,000	$1,996
Due from one year to five years	-	-
Mortgage-backed securities	6	5
	$2,006	$2,001

At September 30, 2006, $2,017,000 of the Company’s securities was pledged to the State of Texas ($200,000), Texline Independent School District ($1,014,000) and to the City of Texline ($802,000). At September 30, 2005, $1,218,000 of the Company’s securities was pledged to the Texline Independent School District ($1,016,000) and to the City of Texline ($202,000).

Note 6.  Loans and Allowance for Loan Losses

The Company grants real estate, commercial and agribusiness loans to customers primarily in the Austin and Northwest Texas markets.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their obligations is dependent upon the general economic conditions of the area.

Loans at September 30, 2006 and 2005, were as follows (in thousands):

	As of September 30, 2006	As of September 30, 2005

Agriculture	$2,989	$3,261
Commercial	19,068	12,887
Commercial real estate	18,582	8,619
Residential real estate	8,221	4,524
Construction real estate	4,329	4,152
Consumer and other	6,981	2,517
Gross Loans	60,170	35,960
Less: allowance for loan losses	(550)	(277)

Net Loans	$59,620	$35,683

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

Activity in the allowance for loan losses for the years ended September 30, 2006, and 2005, was as follows (in thousands):

	As of September 30, 2006	As of September 30, 2005

Balance at beginning of period	$277	$217
Provisions for loan losses	295	130
Loans charged off	(29)	(85)
Recoveries on loans previously charged off	7	15

Balance at end of period	$550	$277

The Company had no impaired loans at September 30, 2006, or September 30, 2005.  At September 30, 2006 and September 30, 2005, the Company had approximately $123,000 and $91,000, respectively, in nonperforming loans consisting of $123,000 and $85,000, respectively, in non-accruing loans and $0 and $6,000, respectively, in loans 90 days or more past due, still accruing interest.  If interest on non-accrual loans had been accrued, such income would have amounted to approximately $9,000 and $3,000 for the years ended September 30, 2006 and 2005, respectively.

Note 7.  Premises and Equipment

Premises and equipment at September 30, 2006, and 2005, were as follows (in thousands):

	As of September 30, 2006	As of September 30, 2005

Land	$959	$949
Building and leasehold improvements	4,568	4,520
Furniture, fixtures and equipment	778	718
	6,305	6,187

Less accumulated depreciation and amortization	(712)	(368)
Total	$5,593	$5,819

Note 8.  Notes Payable

On September 30, 2006, the Company had notes payable of $5,150,000 which included the mortgage on the premises of $2,667,000, a note payable to a third party bank of $2,425,000 and other notes payable of $58,000.  The property mortgage bears interest at 5.92% and is due in 9 years.  The $2,425,000 note payable bears interest at the prime rate (8.25% at September 30, 2006) and is due in full on February 24, 2007.  This note was paid in full on November 15, 2006.  A schedule of contractual maturities of these notes as of September 30, 2006, is as follows (in thousands):

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

Years Ending September 30,	As of September 30, 2006
2007	$2,505
2008	85
2009	89
2010	79
2011	80
Thereafter	2,312
$5,150

Note 9.  Deposits

Time deposits of $100,000 or more totaled $8,989,000 and $7,797,000 at September 30, 2006 and at September 30, 2005, respectively.  At September 30, 2006, the scheduled maturities of time deposits were as follows (in thousands):

Years Ending September 30,	As of September 30, 2006

2007	$20,197
2008	329

$20,526

Note 10.  Goodwill and Other Intangibles

In conjunction with the acquisition of Texline State Bank, the Company recorded Goodwill of $1,161,000 and core deposit intangibles of $70,000.  The following table reflects the net carrying amount of core deposit intangibles at September 30, 2006 and at September 30, 2005 (in thousands).

	As of September 30, 2006	As of September 30, 2005
Gross core deposit intangibles	$70	$70
Less accumulated amortization	(26)	(16)

Net core deposit intangibles	$44	$54

Core deposit intangibles will continue to be amortized over the next five (5) years at the rate of approximately $10,000 per year.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

Note 11.  Stock Based Compensation and 2004 Stock Incentive Plan

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

During the fiscal year ended September 30, 2006, no shares of common stock were issued in exchange for services rendered to the Company.  In December 2005, 52,595 additional shares were added to the Plan’s share reserves.  During the fiscal year ended September 30, 2006, 121,000 options were granted to board members and employees.  The options expire in ten (10) years and vest over (3) years.  During the fiscal year ended September 30, 2006, 23,450 options were forfeited prior to vesting by individuals no longer employed by the Company.

	Year Ended September 30, 2006		Year Ended September 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of the year	203,800	$8.42	165,500	$8.33
Granted	121,000	$8.53	38,300	$8.82
Forfeited/expired	(23,450)	$8.40	—	—
Outstanding, end of the year	301,350	$8.47	203,800	$8.42

Exercisable at the end of the year	120,950	$8.38	—	—
Weighted-average fair value of options granted during the year		$1.87		$1.77
Weighted-average remaining contractual life (months)	101		103

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

Note 12.  Other Related Party Transactions

Transactions with Our Organizing Shareholder

On August 30, 2006, Treaty Oak Holdings, Inc., the Company’s largest shareholder, repurchased all of its stock owned by certain principals of our formerly affiliated services firms, including the Company’s former CEO Terry W. Hamann. Concurrent with this stock redemption, those formerly affiliated firms relocated from the headquarters building.  At that time, Mr. Hamann resigned his remaining positions with the Company including all committee assignments and his seat on the board of directors. Mr. Hamann had previously resigned his role as Chairman, CEO and President of the Company in February 2006.

PGI Capital, Inc.

The Company loaned $200,000 to PGI Capital, Inc., a wholly owned subsidiary of Treaty Oak Holdings, Inc., on March 10, 2005, in conjunction with the refinance of the premises. The loan was renewed on September 26, 2005.  PGI Capital, Inc. is the general partner in PGI Equity Partners, LP.  The funds were partially loaned to, and partially contributed to the capital of, PGI Equity Partners, LP.  The original loan bore interest at 5.05% and was due in full on March 8, 2006.  At that time, the loan was renewed and extended to March 8, 2007 and the interest rate was increased to 5.90%.

Accounting and Tax Services

The Company receives tax planning advice and general tax and accounting services from Hamann, Ernstmeyer & Williamson, P.C., formerly Hamann & Associates, P.C. (HEW), a professional corporation of certified public accountants in which Mr. Hamann (the former Chief Executive Officer of the Company) owned an 80% interest until June 30, 2005 when his ownership interest became 5%. As of November 1, 2005, Mr. Hamann has no ownership interest in HEW.  For the years ended September 30, 2006 and 2005, the Company paid approximately $35,000 and $ 123,000, respectively, for these services primarily with respect to assistance in the preparation of the Company’s monthly and periodic reporting, tax planning and reporting, and other advisory services including public reporting matters. None of the fees paid for services during the years ended September 30, 2006, and 2005, were related to the efforts of Mr. Hamann, and Mr. Hamann is not currently compensated by the firm.

Other Transactions

The Company has a $192,000 due from affiliate balance as of September 30, 2006 which represents amounts due from Treaty Oak Holdings, Inc. to PGI Equity Partners, LP for occupancy costs.

On October 11, 2005, the Company made a $355,000 loan to Treaty Oak Holdings, Inc. (TOHI) with monthly interest payments due on the first of each month beginning November 1, 2005.  The purpose of the loan was to enable TOHI to pay off certain obligations, and to provide sufficient liquidity to TOHI until the proposed merger with the Company has been completed. On April 26, 2006, the obligation was renewed and increased to $373,000 at the then current prime rate. The loan was renewed and increased to $400,000 on September 1, 2006. The principal balance ($396,000 as of September 30, 2006), along with any accrued interest, is due and payable in full on November 1, 2006.  On November 15, 2006, in connection with the merger of TOHI and the Company, the loan was paid in full.

On August 24, 2006, the Company made a $2,425,000 loan to TOHI with monthly interest payments at the current prime rate (8.25% at September 30, 2006) due on the 24th day of each month.  The purpose of the loan was to enable TOHI to redeem shares of common and preferred stock from certain of its shareholders.  The loan was due and payable on February 24, 2007 but was paid-off in full on November 15, 2006 in connection with the Company’s acquisition of TOHI.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

Note 13.  Other Non-interest Expense

Other non-interest expense consists of operating expenses such as data processing, advertising and marketing expenses, office supplies and general administrative and operating expenses.  Also included in non-interest expense is the depreciation of the building owned by PGI Equity Partners, LP.  The following table represents major categories of other non-interest expense for the fiscal years ended September 30, 2006 and 2005 (in thousands):

	Years Ended
	September 30, 2006	September 30, 2005
Data processing, IT security and software maintenance	$233	$148
Depreciation and amortization	362	291
Write-off of loan acquisition fees on refinance, gross	-	100
Advertising, marketing, business development	118	84
Director and committee fees	49	50
Other operating expenses	327	342
	$1,089	$1,015

Note 14.  Federal Income Taxes

	As of September 30, 2006	As of September 30, 2005
Deferred tax assets:
Net operating loss carryforward	$1,088	$1,200
Other	92	51
	1,180	1,251
Less valuation allowance	(1,180)	(1,251)
	$—	$—

At September 30, 2006, the Company had approximately $3,200,000 of federal net operating loss carry-forwards which expire in 2021 to 2026.

Although the Company became profitable during fiscal 2006, the Company’s operating history is limited and, therefore, management has determined that the realization of the deferred tax assets was not more likely than not and accordingly such deferred tax assets have been fully reserved.

A reconciliation of the income tax benefit at the U.S. federal statutory income tax rate of 34% to actual income tax benefit for the years presented is as follows (in thousands):

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

	Years Ended
	September 30, 2006	September 30, 2005
Income tax benefit (expense) at statutory rate	$66	$(591)
Non-cash compensation	9	1
Increase (decrease) in valuation allowance	(71)	468
Other	(4)	122
	$—	$—

For the year ended September 30, 2005, other consists of items not deductible for tax purposes of $12,000 and the effect of changes in tax estimates resulting from completion of the 2005 tax return of $110,000.

Note 15.  Financial Instruments with Off-Balance Sheet Risk

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

The following table summarizes the Company’s off-balance sheet financial instruments as of September 30, 2006, and September 30, 2005 (in thousands):

	As of September 30, 2006	As of September 30, 2005
Commitments to extend credit	$21,277	$14,043
Standby letters of credit	$1,935	$269

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

represented by the contractual amount shown in the table above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2006 and at September 30, 2005, no amounts had been recorded as liabilities for the Bank’s potential obligations under these guarantees.

The Company periodically is subject to litigation as a part of normal business operations.  As of September 30, 2006 and 2005, there was no material, or potentially material, ongoing litigation.

Note 16.  Fair Value of Financial Instruments

	As of September 30, 2006		As of September 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$26,354	$26,354	$13,107	$13,107
Securities available for sale	16	16	427	427
Securities held to maturity	2,006	2,001	3,501	3,472
Investment in Federal Home Loan Bank stock	224	224	217	217
Investment in Independent Banker’s Financial Corporation stock	102	102	100	100
Loans, net	59,620	59,362	35,683	35,792
Notes receivable from affiliate	2,821	2,821	-	-
Accrued interest receivable	484	484	348	348
Due from affiliates

Financial Liabilities:
Deposits	81,018	81,064	45,546	45,507
Accrued interest payable	160	160	116	116
Notes payable	5,150	5,150	2,801	2,428

Note 17.  Dividend Restrictions and Regulatory Matters

Banks and Bank holding companies are subject to regulatory capital requirements administered by state and federal Banking regulatory agencies.  Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Failure to meet capital requirements can initiate regulatory action.  As of September 30, 2006, and at September 30, 2005, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

The following table sets forth the capital levels for the Bank in addition to the requirements under prompt corrective action regulations (in thousands):

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Tier 1 capital (to average assets)	$8,213	11.07%	$2,967	4%	3,709	5%
Tier 1 capital (to risk-weighted assets)	8,213	11.39%	2,885	4%	4,328	6%
Total Capital (to risk-weighted assets)	8,763	12.15%	5,771	8%	7,213	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2005
Tier 1 capital (to average assets)	$7,617	14.71%	$2,071	4%	2,589	5%
Tier 1 capital (to risk-weighted assets)	7,617	18.12%	1,654	4%	2,481	6%
Total Capital (to risk-weighted assets)	7,894	19.09%	3,307	8%	4,134	10%

As of September 30, 2006 and September 30, 2005, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations.  Management is not aware of any conditions subsequent to September 30, 2006 that would change the Bank’s capital category.

The Bank is a state chartered Banking association and is subject to regulation, supervision and examination by the Texas Department of Banking (TDB) and the Federal Deposit Insurance Corporation (FDIC).  In addition, upon making certain determinations with respect to the condition of any insured Bank, the FDIC may begin proceedings to terminate a Bank’s federal deposit insurance.

From its initial acquisition of Texline State Bank, the Company’s banking operations had been subject to a Memorandum of Understanding (“MOU”) with the FDIC.  The MOU had been entered in for the purpose of ensuring that bank management appropriately and adequately addressed certain deficiencies identified by the FDIC and the Texas Department of Banking (“TDB”) during previous regulatory examinations prior to the Company’s acquisition of Texline State Bank on March 9, 2004. Following the FDIC examination of the Bank in November, 2004, the FDIC terminated the MOU and proposed a new MOU that was more limited in scope. In February 2005, the Bank agreed to become subject to the new MOU which was subsequently executed effective March 3, 2005 by the FDIC. The Bank addressed all of the issues identified in the new MOU by March 31, 2005. At a subsequent follow-up review of the Bank conducted jointly by the FDIC and the TDB, the on-site examiners deemed the Bank’s actions to date with regard to the new MOU to be “satisfactory.” The Bank was later advised to discontinue the submission of quarterly responses to the MOU based upon the Bank’s affirmative actions in a letter dated April 25, 2005 from the FDIC.

The TDB and the FDIC conducted a joint safety and soundness examination of the Company during December, 2005 and reported their findings to the board of directors on January 10, 2006. The final written report was received by management in March, 2006, at which time the bank was advised of the official termination of the MOU.

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

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements
Years Ended September 30, 2006 and 2005

Note 18.  Subsequent Events

On November 15, 2006, the Company completed its previously announced acquisition of Treaty Oak Holdings, Inc. (“TOHI”) pursuant to the Agreement and Plan of Merger, dated October 3, 2006 (the “Merger Agreement”).  The merger was approved by the Company’s Board of Directors and also by the Company’s shareholders at a Special Meeting of Shareholders held on October 24, 2006.  Prior to the consummation of the merger, TOHI held approximately 39% of the issued and outstanding shares of our common stock.  Pursuant to the Merger Agreement, (1) each issued and outstanding share of TOHI’s common stock, par value $0.01 per share was converted into the right to receive 0.8121 shares of the Company’s common stock, par value $0.01 per share, and (2) each issued and outstanding share of TOHI’s preferred stock, par value $10.00 per share, was converted into the right to receive 1.2034 shares of the Company’s common stock.

TOHI had options to acquire 40,000 shares of common stock outstanding as of the date of the merger, which options were assumed by the Company and, pursuant to the conversion ratio, now represent options to acquire 32,484 shares of the Company’s common stock.  Also, at the closing of the merger, certain TOHI warrantholders were issued new warrants to acquire, in the aggregate, 450,000 shares of the Company’s common stock.  The Company granted the TOHI shareholders certain limited registration rights pursuant to a Registration Rights Agreement executed at the closing of the merger.  Pursuant to the Registration Rights Agreement these former TOHI shareholders can request that the Company register their shares of the Company’s common stock on a Registration Statement on Form S-3 if such form is available for use by the Company, but only once during any 12-month period. The former TOHI warrantholders were also granted similar S-3 registration rights.