Form 10KSB/A
period 2006-09-30
TREATY OAK BANCORP INC
filed 2007-02-13
CIK 1276130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐      No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filesuch reports), and (2) has been subject to such filing requirements for the past 90 days.

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

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A (“Form 10-KSB/A”) is being filed as Amendement No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, which was filed with the Securities and Exchange Commission on December 29, 2006 (the “Original Filing”).  This Form 10-KSB/A is a technical amendment to add the conformed signature of our independent registered public accounting firm to their audit report which appears in Part II. Item 7.  The conformed signature was previously inadvertently omitted from the electronically filed document.  The addition of this conformed signature is the only change to Item 7, which is filed herein in its entirety in accordance with the SEC’s rules and regulations.

In addition to the above amendment, this Form 10-KSB/A corrects information regarding a vote of security holders on October 24, 2006 in Part I. Item 4 which was inadvertently reported incorrectly in the Original Filing.  The addition of the corrected voting information is the only change to Item 4, which is filed herein in its entirety in accordance with the SEC’s rules and regulations.

This Form 10-KSB/A includes the list of exhibits in Part III. Item 13 that were previously filed with the Original Filing on December 29, 2006 and updated versions of Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.

The following sections in this report have been amended as a result of this restatement:

Part I. – Item 4.  Submission of Matters to a Vote of Security Holders;

Part II – Item 7.  Financial Statements; and

Part III – Item 13.  Exhibits.

This Form 10-KSB/A only amends the Items described above, and we have not modified or updated other disclosures presented in our Original Filing.  Accordingly, this Form 10-KSB/A does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the Original Filing on December 29, 2006.

PART I.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006; however, a Special Meeting of Shareholders was held on October 24, 2006.  Of the 2,636,926 shares of common stock outstanding and entitled to vote at the meeting, 1,838,685 shares were present, either in person or by proxy.  The following proposals were submitted to a vote of the shareholders at the meeting:

1.                                       To approve and adopt an Agreement and Plan of Merger between the Company and Treaty Oak Holdings, Inc.

2.                                       To elect Bill F. Schneider to serve on the Company’s Board of Directors as a Class II director until his successor is duly elected and qualified.

The above proposals were approved and the results of the voting are summarized in the following table:

Proposal	For	Against	Withheld	Abstain

Approve the merger	1,823,379	12,005	—	3,301

Elect Bill F. Schneider to the Board of Directors	1,835,384	—	3,301	—

PART II.

Item 7.                                                           Financial Statements

Reference is made to the financial statements, the report thereon, and the notes thereto commencing at page F-1 of this Form 10-KSB/A, which financial statements, report and notes are included herein.

PART III.

Item 13.                 Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Exhibit Title

2.1(1)	Agreement and Plan of Merger, dated October 3, 2006, between Treaty Oak Holdings, Inc. and the Company

3.1(2)	Amended and Restated Articles of Incorporation

3.2(3)	By-laws

4.1(3)	Specimen Common Stock Certificate, $.01 par value per share

4.2(3)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws defining rights of holders of Common Stock

10.1(3)	Amended and Restated Building Lease between PGI Equity Partners, L.P. and Treaty Oak Bank

10.2(3)	Expense Reimbursement Agreement between Treaty Oak Holdings, Inc. and Treaty Oak Bancorp, Inc.

10.3(3)	Form of Promotional Shares Lock-In Agreement

10.4(3)	Form of Escrow Agreement between Treaty Oak Bancorp, Inc. and TIB—The Independent Bankers Bank

10.5(3)	Form of Treaty Oak Bancorp Shareholders’ Warrant Agreement

10.6(2)*	Treaty Oak Bancorp, Inc. 2004 Stock Incentive Plan (amended and restated as of May 20, 2004)

10.7(3)*	Form of Indemnification Agreement between Treaty Oak Bancorp, Inc. and its directors and officers, and those of the Bank

10.8(3)	Registration Rights Agreement between Treaty Oak Bancorp, Inc. and Treaty Oak Holdings, Inc.

10.9(4)*	Employment Agreement, dated September 27, 2006, between Treaty Oak Bancorp, Inc. and Jeffrey L. Nash

10.10(5)	Form of Warrant

10.11(5)	Form of Registration Rights Agreement with former shareholders of Treaty Oak Holdings, Inc.

10.12(5)	Form of Registration Rights Agreement with former warrantholders of Treaty Oak Holdings, Inc.

21(5)	Subsidiaries

23.1	Consent of McGladrey & Pullen LLP**

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act**

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

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

(4)          Incorporated by reference to the Company’s Current Report on Form 8-K filed November 1, 2006.

(5)          Incorporated by reference to the Company’s Original Filing on Form 10-KSB filed December 29, 2006.

**           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREATY OAK BANCORP, INC.

Dated: February 13, 2007	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Meeks	Chairman of the Board	February 13, 2007
Charles T. Meeks

/s/ Jeffrey L. Nash	Chief Executive Officer,	February 13, 2007
Jeffrey L. Nash	President, and Director
(Principal Executive Officer)

/s/ William J. McLellan	Director	February 13, 2007
William J. McLellan

/s/ Elias F. “Lee” Urbina	Director	February 13, 2007
Elias F. “Lee” Urbina

/s/ Carl J. Stolle	Director	February 13, 2007
Carl J. Stolle

/s/ Marvin L. Schrager	Director	February 13, 2007
Marvin L. Schrager

/s/ Hayden D. Watson	Director	February 13, 2007
Hayden D. Watson

/s/ Arthur H. Coleman	Director	February 13, 2007
Arthur H. Coleman

/s/ Bill F. Schneider	Director	February 13, 2007
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

December 28, 2006

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