Form 10QSB
period 2006-12-31
TREATY OAK BANCORP INC
filed 2007-02-14
CIK 1276130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes  ☒           No ☐

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 14, 2007.

$0.01 Par Value Common Stock	2,730,187 shares

Transitional Small Business Disclosure Format (Check one):                      Yes ☐   No   ☒

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED DECEMBER 31, 2006

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

i

Treaty Oak Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

December 31, 2006 and September 30, 2006

(Dollars In Thousands, Except Par Value and Share Amounts)

	December 31,	September 30,
	2006	2006(1)
ASSETS

Cash and cash items	$260	$267
Due from banks	2,835	2,312
Federal funds sold	13,599	23,775
Total cash and cash equivalents	16,694	26,354

Securities available for sale	15	16
Securities held to maturity, fair value of $1,344 and $2,001, respectively	1,347	2,006
Investment in Federal Home Loan Bank stock, at cost	224	224
Investment in Independent Banker’s Financial Corporation stock, at cost	102	102
Loans, net	68,360	59,620
Premises and equipment, net	5,545	5,593
Note receivable from affiliate	—	2,821
Accrued interest receivable	584	484
Due from affiliates	—	192
Goodwill and other intangibles, net	1,203	1,205
Other assets	667	474
Total assets	$94,741	$99,091

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$26,338	$28,091
NOW, money market and savings	31,773	32,401
Time deposits	20,295	20,526
Total deposits	78,406	81,018

Accounts payable and accrued expenses	277	352
Accrued interest payable	185	160
Property mortgage	2,652	2,667
Notes payable	—	2,483
Minority interest - PGI Equity Partners, LP	—	1,106
Other liabilities	30	33
Total liabilities	81,550	87,819

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,736,190 and 2,640,226, respectively, issued	27	26
Paid-in capital	16,771	14,989
Accumulated deficit	(3,557)	(3,693)
Less shares held in treasury, at cost (6,003 shares)	(50)	(50)
Total shareholders’ equity	13,191	11,272
Total liabilities and shareholders’ equity	$94,741	$99,091

See Notes to Consolidated Financial Statements (unaudited)

(1) Derived from Audited Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Consolidated Statements of Operations (unaudited)

Three Months Ended December 31, 2006 and 2005

(Dollars In Thousands, Except Share and Per Share Amounts)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005

Interest income:
Loans, including fees	$1,545	$822
Taxable securities	14	32
Interest on deposits with other banks	—	36
Federal funds sold	226	36
Total interest income	1,785	926

Interest expense:
Deposits	565	174
Other borrowings	67	42
Total interest expense	632	216

Net interest income	1,153	710

Provision for loan losses	75	45
Net interest income after provision for loan losses	1,078	665

Noninterest income:
Service charges on deposit accounts	33	20
Other noninterest income	72	95
Total noninterest income	105	115

Noninterest expense:
Salaries and employee benefits	526	391
Occupancy and equipment expenses	112	61
Accounting and other professional fees	55	124
Other noninterest expense	354	278
Total noninterest expense	1,047	854

Net income (loss)	$136	$(74)

Earnings (loss) per common share - basic	$0.05	$(0.03)
Earnings (loss) per common share - diluted	$0.05	$(0.03)

Weighted average shares outstanding - basic	2,682,664	2,635,746
Weighted average shares outstanding - diluted	2,778,017	2,635,746

See Notes to Consolidated Financial Statements (unaudited)

Treaty Oak Bancorp, Inc.

Consolidated Statement Of Changes In Shareholders’ Equity (unaudited)

For the Three Months Ended December 31, 2006

(Dollars In  Thousands Except for Share Amounts)

	Common Stock		Additional paid-in	Accumulated	Treasury
	Shares	Amount	capital	Deficit	Stock	Total

Balances at October 1, 2006	2,640,226	$26	$14,989	$(3,693)	$(50)	$11,272

Shares issued from Treaty Oak
Holdings merger	1,094,163	11	9,082	—	—	9,093
Shares retired from Treaty Oak
Holdings merger	(1,000,000)	(10)	(8,300)	—	—	(8,310)
Warrants and options from Treaty
Oak Holdings merger	—	—	932	—	—	932
Shares issued through the exercise of common stock warrants	1,801	—	18	—	—	18
Non-cash stock based compensation	—	—	50	—	—	50
Net income	—	—	—	136	—	136

Balances at December 31, 2006	2,736,190	$27	$16,771	$(3,557)	$(50)	$13,191

See Notes to Consolidated Financial Statements (unaudited)

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended December 30, 2006, and 2005

(Dollars In Thousands)

	Three Months	Three Months
	Ended December	Ended December
	31, 2006	31, 2005
Cash flows from operating activities:
Net income (loss)	$136	$(74)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests in partnership income (loss)	(7)	3
Provision for loan losses	75	45
Non-cash stock based compensation	50	1
Depreciation and amortization	90	89
Changes in other operating assets and liabilities:
Accrued interest receivable	(57)	(4)
Other assets	(124)	(25)
Accrued interest payable	24	(30)
Other liabilities	(158)	83
Net cash provided by operating activities	29	88

Cash flows from investing activities:
Proceeds from maturities and principal repayments on securities - available for sale	1	3
Proceeds from maturities and principal repayments on securities - held to maturity	2,000	498
Purchases of securities - held to maturity	(1,340)	—
Purchases of correspondent bank stock	—	(2)
Net increase in loans	(8,748)	(9,265)
Cash received from the acquistion of Treaty Oak Holdings, Inc.	515	—
Advances to affiliates	—	(20)
Repayments of advances to affiliates	192	—
Collection of notes receivable from affiliates	2,821	—
Purchases of premises and equipment	(38)	(6)
Net cash used in investing activities	(4,597)	(8,792)

Cash flows from financing activities:
Net increase (decrease) in deposits	(2,612)	355
Payments of principal on mortgage	(15)	(19)
Payments of principal on notes payable	(2,483)	—
Proceeds from exercise of warrants	18	—
Note payable to affiliates	—	(337)
Net cash used in financing activities	(5,092)	(1)

Net decrease in cash and cash equivalents	(9,660)	(8,705)
Cash and cash equivalents at beginning of period	26,354	13,107
Cash and cash equivalents at end of period	$16,694	$4,402

Supplemental disclosures of cash flow information:
Non-cash investing and financing information:
Cash interest received	$1,685	$922
Cash interest paid	$606	$246

Acquisition of Treaty Oak Holdings, Inc.
Assets acquired, net of cash	$1,280
Liabilities assumed	(80)
Issuance of common stock	(9,093)
Retirement of comon stock	8,310
Issuance of warrants and assumption of options	(932)
Net cash acquired	$(515)

See Notes to Consolidated Financial Statements (unaudited)

Treaty Oak Bancorp, Inc.
Notes to Consolidated Financial Statements (unaudited)

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

On November 15, 2006, the Company completed its acquisition of Treaty Oak Holdings, Inc. (“TOHI”) pursuant to the Agreement and Plan of Merger, dated October 3, 2006 (the “Merger Agreement”). The merger was approved by the Company’s Board of Directors and also by the Company’s shareholders at a Special Meeting of Shareholders held on October 24, 2006. Prior to the merger, TOHI operated as a bank holding company and significant shareholder of the Company, but otherwise had no active operations. As a result of the merger, the Company now owns TOHI’s subsidiary companies, Treaty Oak Financial Holdings, Inc. (“TOFHI”) and PGI Capital, Inc. These entities have been consolidated in the Company’s financial statements since the merger on November 15, 2006. TOFHI is an inactive corporate entity with assets of cash and a note receivable. PGI Capital, Inc. is the general partner of PGI Equity Partners, LP, the entity which owns the Company’s corporate headquarters.

The Company acquired a 47.5% interest in PGI Equity Partners, LP (the “Partnership”) on December 31, 2004. The Partnership owns and operates the building in which the Company offices. On February 23, 2006, the Company acquired additional 2.5% Class A and 1.25% Class B interests in the Partnership from the sole remaining minority shareholder, bringing the Company’s total ownership interest in the Partnership to 51.25% at September 30, 2006. TOHI owned 43.25% of the limited partnership interests, while PGI Capital, Inc. owned the remaining 0.5% limited partnership interest. Thus, following the Company’s merger with TOHI on November 15, 2006, the Company now owns 100.0% of the limited partnership interests in the Partnership as well as the 5.0% general partnership interest held by PGI Capital, Inc., the Partnership’s general partner. The Partnership has been consolidated in the Company’s financial statements since December 31, 2004. TOHI and PGI Capital, Inc.’s interests have been accounted for as minority interests until the merger on November 15, 2006.

The consolidated financial statements include the accounts of Treaty Oak Bancorp, Inc., its wholly owned subsidiary Treaty Oak Bank, and PGI Equity Partners, LP. The consolidated financial statements also include the accounts of PGI Capital, Inc. and TOFHI subsequent to the merger on November 15, 2006.

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

New Accounting Pronouncements

The Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment”, (“Statement 123R”) on October 1, 2006. Under Statement 123R, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period).

Prior to October 1, 2006, the Company accounted for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation costs for employee stock options was measured as the excess, if any, of the fair value of the Company’s common stock at date of grant over the exercise price.

The Company accounts for stock-based compensation to non-employees at fair value.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Fin 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of fiscal 2008.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. We adopted SAB 108 on October 1, 2006. The adoption did not have any impact on the financial statements.

Note 2. Merger with Organizing Shareholder

On November 15, 2006, the Company completed the acquisition of TOHI pursuant to the Agreement and Plan of Merger, dated October 3, 2006. TOHI was one of the five organizing shareholders of the Company and operated as a bank holding company and significant shareholder of the Company, but otherwise had no active operations. The primary purpose of the merger was to achieve certain operational efficiencies for the Company and its affiliates. The merger was approved by the Company’s Board of Directors and also by the Company’s shareholders at a Special Meeting of Shareholders held on October 24, 2006. Prior to the consummation of the merger, TOHI held approximately 38% of the issued and outstanding shares of our common stock. Pursuant to the Merger Agreement, (1) each issued and outstanding share of TOHI’s common stock, par value $0.01 per share was converted into the right to receive 0.8121 shares of the Company’s common stock, par value $0.01 per share, and (2) each issued and outstanding share of TOHI’s preferred stock, par value $10.00 per share, was converted into the right to receive 1.2034 shares of the Company’s common stock.

TOHI had options to acquire 40,000 shares of common stock outstanding as of the date of the merger, which options were assumed by the Company and, pursuant to the conversion ratio, now represent options to acquire 32,484 shares of the Company’s common stock. The options were fully vested at the merger date. Also, at the closing of the merger, certain TOHI warrantholders were issued new warrants to acquire, in the aggregate, 450,000 shares of the Company’s common stock. The warrants were fully vested when issued. The Company granted the TOHI shareholders certain limited registration rights pursuant to a Registration Rights Agreement executed at the closing of the merger. Pursuant to the Registration Rights Agreement these former TOHI shareholders can request that the Company register their shares of the Company’s common stock on a Registration Statement on Form S-3 if such form is available for use by the Company, but only once during any 12-month period. The former TOHI warrantholders were also granted similar S-3 registration rights.

The TOHI shareholders contributed certain assets and liabilities to the Company in connection with the merger. As of November 15, 2006, the assets and liabilities contributed by TOHI were as follows (in thousands):

As of November 15, 2006
Cash	$441
Subscriptions receivable	72
Note receivable	100
Accrued interest receivable	5
Investment in PGI Equity Partnership, LP	875
Investment in PGI Capital, Inc. (1)	54
Investment in Treaty Oak Financial Holdings, Inc. (2)	248
1,795
Accrued expenses	(80)

Net assets contributed by TOHI	$1,715

(1)                PGI Capital, Inc.’s assets were comprised of $31,000 in cash and $224,000 of general and limited partnership interests in PGI Equity Partners LP. PGI Capital, Inc. liabilities included a note payable to the Bank of $200,000 plus accrued interest of $1,000.

(2)                Treaty Oak Financial Holdings’ assets were comprised of $43,000 in cash, a $166,500 note receivable and related accrued interest of $38,000.

The merger of TOHI and the Company did not constitute a change of control. A majority of the directors of the Company also served on TOHI’s board of directors and were shareholders of both entities. TOHI also owned 1,000,000 shares of the Company’s common stock, representing approximately 38% of the Company shares then outstanding. Because a change of control did not occur, purchase accounting was not applied to the merger. Instead the net assets contributed by TOHI were recorded at their carrying book value. The 1,000,000 shares of Company common stock owned by TOHI were cancelled by the Company and recorded as a reduction of its common stock accounts (par value and paid in capital) at their fair market value, as determined by an independent appraisal, of $8.31 per share, or $8,310,000 in the aggregate. The 1,094,163 new shares of Company stock issued to the TOHI shareholders were also recorded at the fair market value price of $8.31 per share, or $9,093,000 in the aggregate. The warrants issued by the Company in exchange for the TOHI warrants and the TOHI options assumed by the Company were valued and recorded at their fair value using a Black-Scholes pricing model.The net effect of the contribution of assets and the capital stock transactions was a $1,715,000 increase to the Company’s equity and a 94,163 net increase in the number of Company shares issued. Although the net assets contributed by TOHI to the Company were not adjusted to their fair value, the assets were evaluated for collectibility and/or impairment according to generally accepted accounting principles prior to the merger and adjusted accordingly by TOHI prior to the merger.

Note 3. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued.  For the three months ended December 31, 2006, all potentially dilutive securities were anti-dilutive except for stock options to purchase 15,000 shares of the Company’s common stock at an exercise price of $8.00, stock options to purchase 32,484 shares of the Company’s common stock at an exercise price of $6.16 that were assumed in conjunction with the merger with TOHI and warrants to purchase 450,000 of the Company’s common stock at an exercise price of the greater of $6.67 per share or the book value of the Company as defined by the warrant agreements. For the three months ended December 31, 2005, all potentially dilutive securities outstanding were anti-dilutive.

Note 4. Securities

Securities consisted of the following (in thousands):

	As of December 31, 2006		As of September 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Government Agencies	$13	$13	$14	$14
Other mortgage backed securities	2	2	2	2

Total Securities Available for Sale	$15	$15	$16	$16

Securities Held to Maturity:
U.S. Government Agencies	$1,342	$1,340	$2,000	$1,996
Other mortgage backed securities	5	4	6	5

Total Securities Held to Maturity	$1,347	$1,344	$2,006	$2,001

At December 31, 2006, $1,110,000 of the Company’s securities were pledged to Texline Independent School District , $2,000 to the City of Texline and $249,000 to the State of Texas.

Note 5. Loans and Allowance for Loan Losses

The Company grants agribusiness, real estate, and commercial loans to customers primarily in the Austin and Northwest Texas markets.

Loans at December 31, 2006, and September 30, 2006 were as follows (in thousands):

	As of December 31, 2006	As of September 30, 2006
Agriculture	$3,006	$2,989
Commercial	23,929	19,068
Commercial real estate	19,891	18,582
Residential real estate	11,377	8,221
Construction real estate	4,053	4,329
Consumer and other	6,679	6,981
Gross Loans	68,935	60,170
Less: allowance for loan losses	(575)	(550)

Net Loans	$68,360	$59,620

Activity in the allowance for loan losses for the three months ended December 31, 2006 and the year ended September 30, 2006, was as follows (in thousands):

	As of December 31, 2006	As of September 30, 2006
Balance at beginning of period	$550	$277
Provisions for loan losses	75	295
Loans charged off	(51)	(29)
Recoveries on loans previously charged off	1	7

Balance at end of period	$575	$550

At December 31, 2006 and September 30, 2006, the Bank had approximately $104,000 and $123,000, respectively, in nonperforming loans including non accrual loans of $104,000 and $123,000. At December 31, 2006 and September 30, 2006 the Bank had $5,000 in repossessed assets, and $55,000 and $41,000, respectively, in other real estate owned.

Note 6. Premises and Equipment

Premises and equipment at December 31, 2006, and September 30, 2006, were as follows (in thousands):

	As of December 31, 2006	As of September 30, 2006
Land	$959	$959
Building and leasehold improvements	4,590	4,568
Furniture, fixtures and equipment	794	778
	6,343	6,305
Less accumulated depreciation and amortization	(798)	(712)
Total	$5,545	$5,593

Depreciation and amortization expense for the three months ending December 31, 2006 and 2005 was $86,000 and $87,000, respectively.

Note 7. Deposits

Time deposits of $100,000 or more totaled $8,638,000 and $8,989,000 at December 31, 2006 and September 30, 2006, respectively. At December 31, 2006 and September 30, 2006, the scheduled maturities of time deposits were as follows (in thousands):

Years Ending September 30,	As of December 31, 2006	As of September 30, 2006
2007	$18,290	$20,197
2008	1,813	329
2009	192	—

	$20,295	$20,526

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

Core deposit intangibles are amortized on a straight-line basis over seven years. The following table reflects the net carrying amount of core deposit intangibles at December 31, 2006 and September 30, 2006 (in thousands):

	As of December 31, 2006	As of September 30, 2006
Gross core deposit intangibles	$70	$70
Less accumulated amortization	(28)	(26)

Net core deposit intangibles	$42	$44

Note 9. Stock Based Compensation and 2004 Stock Incentive Plan

The Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment”, (“Statement 123R”) on October 1, 2006. Under Statement 123R, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). The Company adopted Statement 123R using the modified prospective application, which was required for public companies. Under the modified prospective application, Statement 123R applies to new awards and to awards modified, repurchased, or cancelled after October 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that are outstanding as of October 1, 2006 will be recognized as the requisite service is rendered subsequent to October 1, 2006.

Prior to October 1, 2006, the Company accounted for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation costs for employee stock options was measured as the excess, if any, of the fair value of the Company’s common stock at date of grant over the exercise price.

The Company accounts for stock-based compensation to non-employees at fair value.

On January 19, 2004, the Company and its shareholders approved the Company’s 2004 Stock Incentive Plan (the “Plan”).  The Plan authorizes incentive stock option grants, non-statutory stock option grants, direct stock issuances, stock appreciation rights, salary investment option grants, and director fee option grants.  Eligible participants are employees, non-employee board members, and independent consultants or advisors.  The Company has reserved 500,000 shares of common stock under the Plan, and the share reserve increases on the 1st business day in January each year (beginning in 2005) by an amount equal to 2% of the number of outstanding shares of the Company on the last business day in December of the preceding year, subject to a maximum annual increase of 100,000 shares.  No person may receive stock option grants, stock issuances, or stock appreciation rights for more than 100,000 shares in the aggregate in any calendar year under the Plan. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; have 10-year contractual terms and vest based on three years of continuous service. Share awards generally vest over four years.

For the three months ended December 31, 2006, the expense related to the stock options and restricted stock grant compensation totaled $50,000, which was comprised of $44,000 for stock options granted to employees and directors and $6,000 for restricted stock granted to employees. For the three months ended December 31, 2005, the expense related to stock option compensation included in the determination of net income was less than that which would have been recognized if the fair value method had been applied. The Company’s net income and earnings per share would have been adjusted to the proforma amounts indicated below.

The table below presents the pro forma effect on the Company’s loss from operations for the three months ended December 31, 2005, assuming the Company had expensed the fair value of the options (in thousands, except per share amounts):

Three Months Ended December 31, 2005
Net loss — as reported	$(74)
Net loss — pro forma	$(112)

Loss per share — as reported
Basic	$(0.03)
Diluted	$(0.03)

Loss per share — pro forma
Basic	$(0.04)
Diluted	$(0.04)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions. The Company continues to assess the assumptions and methodologies used to calculate the estimated fair value of the stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies. The risk-free rate for periods within the expected life of the options is based on the U.S. Treasury yield in effect at the time of the grant. The expected life of the options is estimated based on the vesting life and contractual life of the options. Volatility in the Black-Scholes model is based on historical volatility for comparable publicly-traded banks and the Company’s historical stock prices since inception.

The fair value of restricted common stock granted under the Plan is estimated using the most recently traded market price of the Company’s common stock at the time of the grant.

The weighted average fair value of the options granted during the three months ended December 31, 2006, and December 31, 2005 has been estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Dividend yield	0%	0%
Risk-free interest rate	4.70 — 4.75%	4.25%
Expected volatility	3.35%	22%
Expected life in years	6.85 Years	6.85 Years

As of December 31, 2006, there were outstanding options under the Company’s Stock Incentive Plan to purchase an aggregate of 373,100 shares of the Company’s common stock.  Each option has an exercise price of between $8.00 and $9.00 per share and may be exercised in three equal annual installments for each year of service measured from the grant date.  During the three months ended December 31, 2006, the Company granted stock options to purchase an aggregate of 71,750 shares of its common stock with exercise prices ranging from $8.00 to $9.00 per share. In connection with the execution of his employment agreement with the Company, Jeffrey L. Nash was awarded 15,000 options to purchase shares of stock at an exercise price of $8.00 per share. On December 31, 2006, the Company granted 56,750 options to purchase shares of stock at an exercise price of $9.00 per share to thirteen (13) officers and directors.

During the three months ended December 31, 2005, the Company granted stock options to purchase 82,750 shares of its common stock with an exercise price of $8.50 per share to fifteen (15) officers and directors. The options become exercisable for the option shares in three equal annual installments upon completion of each year of service over the three-year period of service measured from the date of the grant.

.On November 20, 2006, the Company awarded 38,006 shares of restricted stock to six (6) officers. The stock vests in four equal installments upon completion of each year of service over the four-year period of service measured from the date of the award.

The table below presents the summary of stock option and restricted stock activity for the Plan during the three months ended December 31, 2006.

	Three Months Ended December 31, 2006
	Restricted Stock		Options
	Shares	Weighted Average Remaining Contractual Term (years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, beginning of the period	—		301,350	$8.38
Granted	38,006		71,750	8.79
Forfeited/expired	—		—	—
Outstanding, end of the period	38,006	3.9	373,100	$8.53	8.5	$175,528

Exercisable at the end of the period	—	—	146,867	$8.40	7.7	$87,430

A summary of shares of our common stock subject to our nonvested shares and options as of December 31, 2006 and changes during the three months ended December 31, 2006 is presented below:

	Three Months Ended December 31, 2006
	Restricted Stock		Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of the period	—	$—	180,400	$1.84
Granted	38,006	9.00	71,750	2.43
Vested	—	—	(25,917)	1.82
Forfeited/expired	—	—	—	—
Nonvested, end of the period	38,006	$9.00	226,233	$2.03

As of December 31, 2006, there was $602,673 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.87 years. No options were exercised during the three months ended December 31, 2006.

Note 10. Other Related Party Transactions

Transactions with Former Organizing Shareholder

On August 30, 2006, TOHI, the Company’s largest shareholder at that time, repurchased shares of its stock owned by certain principals of our formerly affiliated services firms, including the Company’s former CEO Terry W. Hamann. Concurrent with this stock redemption, those formerly affiliated firms relocated from the headquarters building. At that time, Mr. Hamann resigned his remaining positions with the Company including all committee assignments and his seat on the board of directors. Mr. Hamann had previously resigned his role as Chairman, CEO and President of the Company in February 2006.

Other Transactions

The Company had no amounts due from affiliates at December 31, 2006. The Company had a $192,000 due from affiliate balance as of September 30, 2006 which represented amounts due from TOHI to PGI Equity Partners, LP for occupancy costs.

On October 11, 2005, the Company made a $355,000 loan to TOHI with monthly interest payments due on the first of each month beginning November 1, 2005. The purpose of the loan was to enable TOHI to pay off certain obligations, and to provide sufficient liquidity to TOHI until the proposed merger with the Company was completed. On April 26, 2006, the obligation was renewed and increased to $373,000 at the then current prime rate. The loan was renewed and increased to $400,000 on September 1, 2006. The principal balance ($396,000 as of September 30, 2006), along with any accrued interest, was due and payable in full on November 1, 2006. On November 15, 2006, in connection with the merger of TOHI and the Company, the loan was paid in full.

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

The following table summarizes the Company’s off-balance sheet financial instruments as of December 31, 2006 and September 30, 2006 (in thousands):

	As of December 31, 2006	As of September 30, 2006
Commitments to extend credit	$22,628	$21,277
Standby letters of credit	$533	$1,935

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2006, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 12. Dividend Restrictions and Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by state and federal banking regulatory agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet capital requirements can initiate regulatory action. As of December 31, 2006, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

Treaty Oak Bancorp, Inc.
Notes to Consolidated Financial Statements (unaudited)

The following table sets forth the bank only actual capital levels in addition to the requirements under prompt corrective action regulations (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Tier 1 capital (to average assets)	$8,474	9.44%	$3,591	4%	$4,489	5%
Tier 1 capital (to risk-weighted assets)	8,474	11.16%	3,037	4%	4,555	6%
Total Capital (to risk-weighted assets)	9,049	11.92%	6,074	8%	7,592	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2006
Tier 1 capital (to average assets)	$8,213	11.07%	$2,967	4%	$3,709	5%
Tier 1 capital (to risk-weighted assets)	8,213	11.39%	2,885	4%	4,328	6%
Total Capital (to risk-weighted assets)	8,763	12.15%	5,771	8%	7,213	10%

As of December 31, 2006 and September 30, 2006, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations.  Management is not aware of any conditions subsequent to December 31, 2006 that would change the Bank’s capital category.

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

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a bank holding company headquartered in Austin, Texas.  We operate a state chartered bank, Treaty Oak Bank (the “Bank”) in Austin, Texas with a branch in Texline, Texas.  We began operations in Austin, Texas on September 10, 2004.  Given its greater growth potential, we are focusing the majority of our efforts on growing a community-oriented bank out of our headquarters in Austin, Texas.  In the course of preparing our consolidated financial statements, we use certain estimates with respect to loans, intangibles, the allowance for loan losses and other estimates necessary for financial reporting.  We have made no significant changes to the types of estimates and the manner in which they are determined since the filing of our annual report on Form 10-KSB, except as otherwise noted within this discussion and analysis.

Recent Developments

On November 15, 2006, the Company completed the acquisition of Treaty Oak Holdings, Inc. (“TOHI”) pursuant to the Agreement and Plan of Merger, dated October 3, 2006.  TOHI was one of the five organizing shareholders of the Company and operated as a bank holding company and significant shareholder, but otherwise had no active operations.  The merger was approved by the Company’s Board of Directors and also by the Company’s shareholders at a Special Meeting of Shareholders held on October 24, 2006.  Prior to the consummation of the merger, TOHI held approximately 38% of the issued and outstanding shares of our common stock.

The primary purpose of this merger was to achieve certain operational efficiencies for the Company and its affiliates.  The following factors were important to both the Company and TOHI Board’s decisions to approve the merger and recommend approval to their respective shareholders:

(i)                               The merger would simplify the bookkeeping, financial reporting, and corporate record keeping for the Treaty Oak affiliated entities;

(ii)                            The merger would reduce the accounting and other costs for the various Treaty Oak entities, including the costs associated with the filing of multiple tax returns and regulatory reports;

(iii)                         The merger would eliminate the need to treat TOHI as a separate “bank holding company” and make the various banking regulatory filings;

(iv)                        The Company and TOHI Boards of Directors believed that it was beneficial for the Company and TOHI shareholders to have all of the shareholders associated with the Treaty Oak affiliated entities invested in one organization (i.e., the Company) rather than multiple organizations;

(v)                           As part of the exchange, the Company would receive net assets from TOHI, including cash and limited partnership interests in PGI Equity Partners, LP, the entity that owns Treaty Oak Bank’s headquarters at 101 Westlake Drive, Austin, Texas, which would increase the liquidity and financial strength of the Company;

(vi)                        The merger was anticipated to be accretive to the Company’s tangible book value per share outstanding;

(vii)                     Net operating losses incurred by TOHI may be available to offset future earnings of the Company; and

(viii)                  The TOHI Board believed that the exchange of the TOHI shares for the Company shares in connection with the merger would improve the liquidity of such shares since the Company is a public reporting company.

The merger of TOHI and the Company did not constitute a change of control.  A majority of the directors of the Company also served on TOHI’s board of directors and were shareholders of both entities.  TOHI also owned 1,000,000 shares of the Company’s common stock, representing approximately 38% of the Company shares then outstanding.  Because a change of control did not occur, purchase accounting was not applied to the merger.  Instead the net assets contributed by TOHI were recorded at their carrying book value.  The 1,000,000 shares of Company common stock owned by TOHI were cancelled by the Company and recorded as a reduction of its common stock accounts (par value and paid in capital) at their fair market value, as determined by an independent appraisal, of $8.31 per share, or $8,310,000 in the aggregate.  The 1,094,163 new shares of Company stock issued to the TOHI shareholders were also recorded at the fair market value price of $8.31 per share, or $9,093,000 in the aggregate.  The warrants issued by the Company in exchange for the TOHI warrants and the TOHI options assumed by the Company were valued and recorded at their fair value using a Black-Scholes pricing model.The net effect of the contribution of assets and the capital stock transactions was a $1,715,000 increase to the Company’s equity and a 94,163 net increase in the number of Company shares issued.  Although the net assets contributed by TOHI to the Company were not adjusted to their fair value, the assets were evaluated for collectibility and/or impairment according to generally accepted accounting principles prior to the merger and adjusted accordingly by TOHI prior to the merger.

Results of Operations

General

The following discussion analyzes the results of the Company for the three months ended December 31, 2006, and December 31, 2005.

Net Income—General

The Company’s fiscal year ends on September 30. Net income for the quarter ended December 31, 2006, was $136,000, compared to a net loss of $74,000 for the quarter ended December 31, 2005. The improvement is due to earnings generated at the Bank as a result of growth experienced at the Austin branch and the elimination of expenses associated with the start-up of operations in Austin, Texas.

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

Net Interest Income

For the quarter ended December 31, 2006, our net interest income was $1,153,000 compared to $710,000 for quarter ended December 31, 2005.  Net interest income for the quarters ended December 31, 2006 and December 31, 2005 was reduced by the amortization of direct loan origination costs of approximately $13,400 and $9,000, respectively.

For the comparative periods of December 31, 2006, and December 31, 2005, the average rate on interest-bearing liabilities increased 140 basis points, from 2.98% to 4.38%, while the average rate on interest bearing assets increased 106 basis points from 7.18% to 8.24% during the same period.  The increase in the average rate on interest-bearing assets and liabilities was due to a general increase in interest rates during the period.  Interest rates on deposits also increased as a result of competition for deposits.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets, and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Yields are reflected on an annualized basis (in thousands except for yields).

	Three Months Ended December 31, 2006			Three Months Ended December 31, 2005
	Average Balance	Interest (2)	Yield/ Rate	Average Balance	Interest (2)	Yield/ Rate
Interest Earning Assets:

Loans (1)	$66,980	$1,545	9.23%	$40,033	$822	8.21%
Taxable investment securities	1,711	14	3.27%	3,834	29	3.03%
Federal funds sold	17,581	226	5.14%	3,787	36	3.80%
Interest bearing deposits with other Banks	—	—	0.00%	3,619	36	3.98%
Federal Home Loan Bank Stock	326	—	0.00%	317	3	3.79%
Total interest earning assets	86,598	1,785	8.24%	51,590	926	7.18%
Non-interest earning assets	10,301			8,938
Total assets	$96,899			$60,528

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$33,417	$296	3.54%	$12,995	$70	2.15%
Savings deposits	510	2	1.57%	472	—	0.00%
Time deposits	19,884	267	5.37%	12,710	104	3.27%
Short-term borrowings	1,213	26	8.58%	87	1	4.60%
Property mortgage and long term borrowings	2,685	41	6.11%	2,717	41	6.04%
Total interest bearing liabilities	57,709	632	4.38%	28,981	216	2.98%
Demand deposits—non-interest bearing	26,411			19,026
Other non-interest bearing liabilities	537			507
Shareholders’ equity	12,242			12,014
Total liabilities and shareholders’ equity	$96,899			$60,528

Net interest income		$1,153			$710

Interest rate spread (3)			3.86%			4.20%
Net interest margin (4)			5.33%			5.50%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan fees of $49,000 for the three months ended December 31, 2006 and $30,000 for the three months ended December 31, 2005.

(3)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)                                  Net interest margin represents annualized net interest income as a percentage of average interest earning assets.

Volume, Mix and Rate Analysis of Net Interest Income

The following table presents the extent to which changes in volume, changes in interest rates, and changes in the interest rates times the changes in volume of interest earning assets and interest bearing liabilities affected the Bank’s interest income and interest expense during the period indicated. Information is provided on changes in each category due to (1) changes attributable to changes in volume (change in volume times the prior period interest rate), (2) changes attributable to changes in interest rate (changes in rate times the prior period volume), and (3) changes attributable to changes in rate/volume (changes in interest rate times changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionally to the changes due to volume and the changes due to rate (in thousands):

	Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans	$621	$102	$723
Taxable investment securities	(17)	2	(15)
Federal funds sold	177	13	190
Interest bearing deposits with other Banks	(36)	—	(36)
Increase in interest income	$745	$117	$862

Interest Bearing Liabilities:
NOW and money market deposit accounts	$181	$45	$226
Savings deposits	—	2	2
Time deposits	96	67	163
Short-term borrowings	24	1	25
Long term borrowings	—	—	—
Increase in interest expense	301	115	416
Increase in net interest income	$444	$2	$446

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

For the three months ended December 31, 2006, the Bank made $75,000 in provisions for loan losses, compared to $45,000 for the three months ended December 31, 2005. The Bank charged off $51,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $1,000 for net charge-offs of $50,000. The factors combined increased the Allowance for Loan Losses to $575,000 or 0.83% of the portfolio at December 31, 2006. This amount represents management’s estimate of probable losses inherent in the portfolio.

Other Income

For the three months ended December 31, 2006, other income decreased $5,000 from $115,000 during the three months ended December 31, 2005, to $105,000. The majority of the decrease was related to the Company’s ownership interest in PGI Equity Partners, LP, which is the real estate investment company that owns and manages the property where the Company’s offices are located.

Non-Interest Expenses

For the three months ended December 31, 2006, salaries and employee benefits were $526,000 compared to $391,000 for the three months ended December 31, 2005.  Stock based compensation recognized for the three months ended December 31, 2006 totaled $50,000.  Occupancy and equipment expenses for the three months ended December 31, 2006 increased from $61,000 for the three months ended December 31, 2005 to $112,000.  The increase in salaries and employee benefits and occupancy and equipment expenses was due to the Bank’s continued growth and the corresponding addition of new employees.  Professional fees paid for accounting and legal services, including regulatory filings and audit services, totaled $55,000 and $124,000, respectively, for the three months ended December 31, 2006 and 2005.  The decrease was due to the completion of the merger and the corresponding reduction in legal and regulatory fees.  Other expenses increased from $278,000 for the three months ended December 31, 2005, to $354,000 for the three months ended December 31, 2006.  This increase in other expenses was also a result of the growth of the Bank and the increase in employees.

Income Taxes

No federal tax benefit has been recorded for the three months ended December 31, 2006, based upon net operating losses incurred and carried forward in previous years. Because of the Company’s limited operating history, the federal tax benefit of the cumulative losses has been fully reserved against.  The Company has now achieved profitability for the previous two quarters and therefore, the Company continues to evaluate whether the trend of profitable operations supports the recording of federal tax benefits in a subsequent quarter.

Financial Condition

Loan Portfolio

Net loans increased $8,740,000 (14.7%) to $68,360,000 from $59,620,000 between December 31, 2006 and September 30, 2006. The concentration within the portfolio has shifted over time from the previous concentration of agricultural loans to real estate and commercial loans.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio (in thousands):

	As of December 31, 2006	As of September 30, 2006
Agriculture	$3,006	$2,989
Commercial	23,929	19,068
Commercial real estate	19,891	18,582
Residential real estate	11,377	8,221
Construction real estate	4,053	4,329
Consumer and other	6,679	6,981
Gross Loans	68,935	60,170
Less: allowance for loan losses	(575)	(550)

Net Loans	$68,360	$59,620

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

For the three month period ended December 31, 2006, the majority of new loan growth came from the Austin market reflecting a broader, more diverse mix of industries and borrowers.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Loan Maturities

The following table presents the contractual maturity ranges for agricultural, commercial, real estate and consumer loans outstanding at December 31, 2006, and at September 30, 2006, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate (in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
December 31, 2006	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Agricultural	$312	$1,874	$10	$309	$—	$501	$3,006
Real estate — residential	2,533	2,845	2,498	1,976	1,525	—	11,377
Real estate — commercial	338	3,510	223	13,152	—	2,668	19,891
Real estate — construction	517	630	—	2,581	—	295	4,023
Commercial	884	13,416	1,051	8,500	—	108	23,959
Consumer and other	483	4,952	648	543	30	23	6,679
Total	$5,067	$27,227	$4,430	$27,061	$1,555	$3,595	$68,935

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
September 30, 2006	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Agricultural	$6	$2,137	$—	$342	$—	$504	$2,989
Real estate — residential	163	2,635	1,976	1,914	1,533	—	8,221
Real estate — commercial	323	3,335	258	9,928	—	4,738	18,582
Real estate — construction	1,049	202	1,013	2,065	—	—	4,329
Commercial	173	12,118	1,589	5,050	27	111	19,068
Consumer and other	559	5,166	652	550	31	23	6,981
Total	$2,273	$25,593	$5,488	$19,849	$1,591	$5,376	$60,170

As of December 31, 2006, 46.8% of the loan portfolio, or $32,294,000, matured or re-priced within one year or less and $57,883,000 of the loan portfolio, or 84.0%, were variable rate loans.   At September 30, 2006, 46.31% of the loan portfolio or $27,866,000, matured or re-priced within one year or less and $50,818,000 of these loans, or 84.5%, were variable rate loans.

Investment Securities

The primary purposes of the investment portfolio are to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits, and to control interest rate risk. In managing the portfolio, the Bank seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

The following tables set forth the amortized cost and fair value of the Bank’s securities portfolio by accounting classification category and by type of security as indicated (in thousands):

	As of December 31, 2006		As of September 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Government Agencies	$13	$16	$14	$14
Other mortgage backed securities	2	2	2	2

Total Securities Available for Sale	$15	$15	$16	$16

Securities Held to Maturity:
U.S. Government Agencies	$1,342	$1,340	$2,000	$1,996
Other mortgage backed securities	5	4	6	5

Total Securities Held to Maturity	$1,347	$1,344	$2,006	$2,001

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years. Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets as of December 31, 2006, and September 30, 2006 (in thousands except for percentages):

	As of December 31, 2006	As of September 30, 2006
Non-accruing loans	$104	$123
Loans 90 days or more past due, still accruing interest	—	—

Total non-performing loans	104	123
Other real estate owned	55	41
Other repossessed assets	5	5

Total non-performing assets	$164	$169

Total non-performing loans to total loans	0.24%	0.20%
Allowance for loan losses to non-performing loans	553%	447%
Total non-performing assets to total assets	0.17%	0.17%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments are applied to principal and not taken into income. Loans are not placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $2,600 for the three months ended December 31, 2006 and $1,400 for the three months ended December 31, 2005. This amount was not included in interest income during this period.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. As of December 31, 2006 and September 30, 2006, we had $104,000 and $123,000 in non-accrual loans respectively. Loans contractually past due over 90 days which continued to accrue interest totaled $0 on December 31, 2006 and $0 on September 30, 2006, based upon specific information available at that time to management.  In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if they become 90 days past due, and instead transfer all such loans to non-accruing status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of December 31, 2006 and September 30, 2006.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement. As of December 31, 2006, and September 30, 2006, we had $55,000 and $41,000, respectively, in other real estate owned.  The property consists of two single family dwellings located in Dalhart, Texas.  Repossessed assets totaled $5,000 at December 31, 2006 and September 30, 2006.

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

The following table sets forth the maturities of time deposits $100,000 and over as of December 31, 2006, and September 30, 2006 (in thousands):

	As of December 31, 2006	As of September 30, 2006
Time deposits $100,000 and over:
Maturing within three months	$4,036	$1,949
After three months but within six months	1,397	3,982
After six months but within 12 months	3,205	3,058
After 12 months	—	—

Total time deposits $100,000 and over	$8,638	$8,989

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	For the Three Months Ended December 31, 2006	For the Three Months Ended December 31, 2005
Return on assets	0.57%	-0.13%
Return on equity	4.12%	-0.68%
Dividend payout ratio	0%	0%
Equity to assets ratio	13.92%	17.92%

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

As of December 31, 2006 and as of September 30, 2006, the most recent notifications from the federal Banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of December 31, 2006 and September 30, 2006. The required and actual amounts and ratios for the Bank as of December 31, 2006 and September 30, 2006, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Tier 1 capital (to average assets)	$8,474	9.44%	$3,591	4%	$4,489	5%
Tier 1 capital (to risk-weighted assets)	8,474	11.16%	3,037	4%	4,555	6%
Total Capital (to risk-weighted assets)	9,049	11.92%	6,074	8%	7,592	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2006
Tier 1 capital (to average assets)	$8,213	11.07%	$2,967	4%	$3,709	5%
Tier 1 capital (to risk-weighted assets)	8,213	11.39%	2,885	4%	4,328	6%
Total Capital (to risk-weighted assets)	8,763	12.15%	5,771	8%	7,213	10%

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

From the offering proceeds, we paid our organizing shareholder and affiliate, Treaty Oak Holdings, Inc. (“TOHI”) for reimbursement of expenses and advances on our behalf in connection with our offering and repayment of the amount due under a convertible promissory note. TOHI owned approximately 39% of our common stock, but was acquired by us in a transaction that closed on November 15, 2006. We contributed to the capital of the Bank and paid operating expenses including repayment of certain costs previously paid by TOHI. We also repaid principal and interest under unsecured promissory notes issued in connection with the purchase price of the Bank, and have paid ongoing operating expenses. These payments are summarized in the table below:

As of
December 31, 2006
Gross proceeds from sale of shares	$13,276,271
Amounts receivable as of December 31, 2004	—
Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	(507,302)
Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	(1,015,332)
Contribution to the capital of the Bank	(7,500,000)
Payments to directors and officers (bonuses and directors’ fees)	(194,306)
Payments to officers (salary and benefits)	(322,108)
Other payments to affiliates for services	(149,057)
Limited partnership investment in affiliated limited partnership	(1,030,000)
Loan to affiliated company	(46,037)
Repurchase of shares issued	(50,005)
Payment of additional operating expenses (estimated)	(944,000)
Remaining net proceeds	$743,124

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

Item 5.                    Other Information

None.

Item 6.                    Exhibits

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

(4)   Incorporated by reference to the Company’s Current Report on Form 8-K filed November 1, 2006.

(5)          Incorporated by reference to the Company’s same numbered exhibit to the Form 10-KSB filed December 29, 2006.

**   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREATY OAK BANCORP, INC.

Dated: February 14, 2007	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, President and Chief Executive Officer

	By:	/s/ Coralie S. Pledger
Coralie S. Pledger, Acting Chief Financial Officer