Form 10QSB
period 2007-03-31
TREATY OAK BANCORP INC
filed 2007-05-15
CIK 1276130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 10, 2007.

$0.01 Par Value Common Stock                                                                                                          2,748,414 shares

Transitional Small Business Disclosure Format (Check one):  Yes ☐   No   ☒

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED MARCH 31, 2007

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

i

Treaty Oak Bancorp, Inc.
Consolidated Balance Sheets (unaudited)
March 31, 2007 and September 30, 2006
(Dollars In Thousands, Except Par Value and Share Amounts)

	March 31,	September 30,
	2007	2006(1)
ASSETS

Cash and cash items	$278	$267
Due from banks	2,563	2,312
Federal funds sold	8,827	23,775
Total cash and cash equivalents	11,668	26,354

Securities available for sale	13	16
Securities held to maturity, fair value of $1,447 and $2,001, respectively	1,448	2,006
Investment in Federal Home Loan Bank stock, at cost	224	224
Investment in Independent Banker’s Financial Corporation stock, at cost	102	102
Loans, net	73,152	59,620
Premises and equipment, net	5,543	5,593
Note receivable from affiliate	—	2,821
Accrued interest receivable	645	484
Due from affiliates	—	192
Goodwill and other intangibles, net	1,200	1,205
Other assets	767	474
Total assets	$94,762	$99,091

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$21,526	$28,091
NOW, money market and savings	24,199	32,401
Time deposits	27,483	20,526
Total deposits	73,208	81,018

Accounts payable and accrued expenses	323	352
Accrued interest payable	238	160
Federal funds purchased	5,000	—
Property mortgage	2,636	2,667
Notes payable	—	2,483
Minority interest - PGI Equity Partners, LP	—	1,106
Other liabilities	31	33
Total liabilities	81,436	87,819

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,740,131 and 2,640,226, respectively, issued	27	26
Paid-in capital	16,878	14,989
Accumulated deficit	(3,529)	(3,693)
Less shares held in treasury, at cost (6,003 shares)	(50)	(50)
Total shareholders’ equity	13,326	11,272
Total liabilities and shareholders’ equity	$94,762	$99,091

(1)             Derived from Audited Consolidated Financial Statements

See Notes to Consolidated Financial Statements (unaudited)

Treaty Oak Bancorp, Inc.
Consolidated Statements of Operations (unaudited)
Three Months and Six Months Ended March 31, 2007 and 2006
(Dollars In Thousands, Except Share and Per Share Amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$1,599	$950	$3,144	$1,772
Taxable securities	17	25	31	57
Interest on deposits with other banks	—	20	—	56
Federal funds sold	82	71	308	107
Total interest income	1,698	1,066	3,483	1,992

Interest expense:
Deposits	544	207	1,109	381
Other borrowings	40	41	107	83
Total interest expense	584	248	1,216	464

Net interest income	1,114	818	2,267	1,528

Provision for loan losses	70	45	145	90
Net interest income after provision for loan losses	1,044	773	2,122	1,438

Noninterest income:
Service charges on deposit accounts	39	19	72	39
Other noninterest income	61	102	133	197
Total noninterest income	100	121	205	236

Noninterest expense:
Salaries and employee benefits	615	442	1,141	833
Occupancy and equipment expenses	101	114	213	175
Accounting and other professional fees	47	52	102	176
Other noninterest expense	353	262	707	540
Total noninterest expense	1,116	870	2,163	1,724

Net income (loss)	$28	$24	$164	$(50)

Earnings (loss) per common share - basic	$0.01	$0.01	$0.06	$(0.02)
Earnings (loss) per common share - diluted	$0.01	$0.01	$0.06	$(0.02)

Weighted average shares outstanding - basic	2,733,222	2,635,887	2,707,665	2,635,816
Weighted average shares outstanding - diluted	2,963,399	2,637,882	2,869,690	2,660,599

See Notes to Consolidated Financial Statements (unaudited)

Treaty Oak Bancorp, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
Six Months Ended March 31, 2007
(Dollars In Thousands, Except Share Amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balances at October 1, 2006	2,640,226	$26	$14,989	$(3,693)	$(50)	$11,272

Shares issued from Treaty Oak Holdings merger	1,094,163	11	9,082	—	—	9,093
Shares retired from Treaty Oak Holdings merger	(1,000,000)	(10)	(8,300)	—	—	(8,310)
Warrants and options from Treaty Oak Holdings merger	—	—	932	—	—	932
Shares issued through the exercise of common stock warrants	3,341	—	33	—	—	33
Non-cash stock based compensation	—	—	133	—	—	133
Shares issued for services provided	2,401	—	9	—	—	9
Net income	—	—	—	164	—	164

Balances at March 31, 2007	2,740,131	$27	$16,878	$(3,529)	$(50)	$13,326

See Notes to Consolidated Financial Statements (unaudited)

Treaty Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended March 31, 2007 and 2006
(Dollars In Thousands)

	Six Months	Six Months
	Ended March 31,	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$164	$(50)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	145	90
Non-cash stock based compensation	142	—
Depreciation and amortization	183	176
Other	(7)	9
Changes in other operating assets and liabilities:
Accrued interest receivable	(118)	(3)
Other assets	(229)	(80)
Accrued interest payable	77	(5)
Other liabilities	(111)	96
Net cash provided by operating activities	246	233

Cash flows from investing activities:
Proceeds from maturities and principal repayments on securities - available for sale	3	10
Proceeds from maturities and principal repayments on securities - held to maturity	2,001	997
Purchases of securities - held to maturity	(1,443)	—
Acquistion of interest in PGI Equity Partners, LP	—	(80)
Purchases of correspondent bank stock	—	(7)
Net increase in loans	(13,610)	(12,940)
Cash received from the acquistion of Treaty Oak Holdings, Inc.	515	—
(Advances to) repayments from affiliates	194	(411)
Collection of notes receivable from affiliates	2,821	—
Purchases of premises and equipment	(122)	(34)
Net cash used in investing activities	(9,641)	(12,465)

Cash flows from financing activities:
Net increase (decrease) in deposits	(7,810)	10,768
Increase in federal funds purchased	5,000	—
Payments of principal on mortgage	(31)	—
Payments of principal on notes payable	(2,483)	(39)
Proceeds from exercise of warrants	33	2
Net cash provided by (used in) in financing activities	(5,291)	10,731

Net decrease in cash and cash equivalents	(14,686)	(1,501)
Cash and cash equivalents at beginning of period	26,354	13,107
Cash and cash equivalents at end of period	$11,668	$11,606

Treaty Oak Bancorp, Inc.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended March 31, 2007 and 2006
(Dollars In Thousands)

	Six Months	Six Months
	Ended March 31,	Ended March 31,
	2007	2006

Supplemental disclosures of cash flow information:
Non-cash investing and financing information:
Cash interest received	$3,322	$1,525
Cash interest paid	$1,138	$469

Acquisition of Treaty Oak Holdings, Inc.
Assets acquired, excluding cash acquired	$1,280
Liabilities assumed	(80)
Issuance of common stock	(9,093)
Retirement of comon stock	8,310
Issuance of warrants and assumption of options	(932)
Net cash acquired	$(515)

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

Prior to October 1, 2006, the Company accounted for stock-based compensation to employees using the intrinsic value method.  Accordingly, compensation costs for employee stock options were measured as the excess, if any, of the fair value of the Company’s common stock at date of grant over the exercise price.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. The Company adopted SAB 108 on October 1, 2006.  The adoption did not have any impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Company will adopt this standard in the first quarter of fiscal 2008.   The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company will adopt this standard in the first quarter of fiscal 2008.  The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

Note 2.  Merger with Organizing Shareholder

On November 15, 2006, the Company completed the acquisition of TOHI pursuant to the Agreement and Plan of Merger, dated October 3, 2006.  TOHI was one of the five organizing shareholders of the Company and operated as a bank holding company and significant shareholder of the Company, but otherwise had no active operations. The primary purpose of the merger was to achieve certain operational efficiencies for the Company and its affiliates. The merger was approved by the Company’s Board of Directors and also by the Company’s shareholders at a Special Meeting of Shareholders held on October 24, 2006.  Prior to the consummation of the merger, TOHI held approximately 38% of the issued and outstanding shares of the Company’s common stock.  Pursuant to the Merger Agreement, (1) each issued and outstanding share of TOHI’s common stock, par value $0.01 per share was converted into the right to receive 0.8121 shares of the Company’s common stock, par value $0.01 per share, and (2) each issued and outstanding share of TOHI’s preferred stock, par value $10.00 per share, was converted into the right to receive 1.2034 shares of the Company’s common stock.

TOHI had issued options to acquire shares of common stock to various individuals, 40,000 of which were outstanding as of the date of the merger.  These options were assumed by the Company and, pursuant to the conversion ratio, now represent options to acquire 32,484 shares of the Company’s common stock.  The options were fully vested at the merger date.  Also, at the closing of the merger, certain TOHI warrantholders were issued new warrants to acquire, in the aggregate, 450,000 shares of the Company’s common stock.  The warrants were fully vested when issued.  The Company granted the TOHI shareholders certain limited registration rights pursuant to a Registration Rights Agreement executed at the closing of the merger.  Pursuant to the Registration Rights Agreement these former TOHI shareholders can request that the Company register their shares of the Company’s common stock on a Registration Statement on Form S-3 if such form is available for use by the Company, but only once during any 12-month period. The former TOHI warrantholders were also granted similar S-3 registration rights.

The TOHI shareholders contributed certain assets and liabilities to the Company in connection with the merger.  As of November 15, 2006, the assets and liabilities contributed by TOHI were as follows (in thousands):

As of November 15, 2006

Cash	$441
Subscriptions receivable	72
Notes receivable	100
Accrued interest receivable	5
Investment in PGI Equity Partnership, LP	875
Investment in PGI Capital, Inc. (1)	54
Investment in Treaty Oak Financial Holdings, Inc. (2)	248
1,795
Accrued expenses	(80)

Net assets contributed by TOHI	$1,715

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

The Company and TOHI were deemed to be under common control.  A majority of the directors of the Company also served on TOHI’s board of directors and were shareholders of both entities.  TOHI also owned 1,000,000 shares of the Company’s common stock, representing approximately 38% of the Company shares then outstanding.  Because the Company and TOHI were deemed to be under common control, purchase accounting was not applied to the merger.  Instead the net assets contributed by TOHI were recorded at their predecessor basis.  The 1,000,000 shares of Company common stock owned by TOHI were cancelled by the Company and recorded as a reduction of its common stock accounts (par value and paid in capital) at their fair market value, as determined by an independent appraisal, of $8.31 per share, or $8,310,000 in the aggregate.  The 1,094,163 new shares of Company stock issued to the TOHI shareholders were also recorded at the fair market value price of $8.31 per share, or $9,093,000 in the aggregate.  The warrants issued by the Company in exchange for the TOHI warrants and the TOHI options assumed by the Company were valued and recorded at their fair value using a Black-Scholes pricing model. The net effect of the contribution of assets and the capital stock transactions was a $1,715,000 increase to the Company’s equity and a 94,163 net increase in the number of Company shares issued.  Although the net assets contributed by TOHI to the Company were not adjusted to their fair value, the assets were evaluated for collectibility and/or impairment according to generally accepted accounting principles prior to the merger and adjusted accordingly by TOHI prior to the merger.

Note 3.  Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued.  For the three months and six months ended March 31, 2007, potentially dilutive securities totaled 1,206,432.  The dilutive securities include 308,603 warrants to purchase common stock at $10.00 per share which were issued in connection with the Company’s initial public offering, 414,700 options to purchase common stock issued under the Company’s Stock Incentive Plan, 645 options to purchase stock issued outside of the Plan,  stock options to purchase 32,484 shares of the Company’s common stock at an exercise price of $6.16 that were assumed in conjunction with the merger with TOHI and warrants to purchase 450,000 of the Company’s common stock at an exercise price of the greater of $6.67 per share or the book value of the Company as defined by the warrant agreements.

For the three months ended March 31, 2006, all potentially dilutive securities were anti-dilutive except for stock options to purchase 140,500 shares of the Company’s common stock at an exercise price of $8.33.  For the six months ended March 31, 2006, all potentially dilutive securities outstanding were anti-dilutive.

Note 4.  Securities

Securities consisted of the following (in thousands):

	As of March 31, 2007		As of September 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities Available for Sale:
U.S. Government Agencies	$11	$11	$14	$14
Other mortgage backed securities	2	2	2	2

Total Securities Available for Sale	$13	$13	$16	$16

Securities Held to Maturity:
U.S. Government Agencies	$1,448	$1,447	$2,000	$1,996
Other mortgage backed securities	0	0	6	5

Total Securities Held to Maturity	$1,448	$1,447	$2,006	$2,001

At March 31, 2007, $612,000 of the Company’s securities were pledged to Texline Independent School District, $600,000 to the City of Texline and $249,000 to the State of Texas.

Note 5.  Loans and Allowance for Loan Losses

The Company grants real estate, commercial and agribusiness loans to customers primarily in the Austin and Northwest Texas markets.  Loans at March 31, 2007, and September 30, 2006 were as follows (in thousands):

	As of March 31, 2007	As of September 30, 2006

Agriculture	$3,729	$2,989
Commercial	24,514	19,068
Commercial real estate	20,232	18,582
Residential real estate	8,484	8,221
Construction real estate	9,556	4,329
Consumer and other	7,283	6,981
Gross Loans	73,798	60,170
Less: allowance for loan losses	(646)	(550)

Net Loans	$73,152	$59,620

Activity in the allowance for loan losses for the three months and six months ended March 31, 2007, was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$575	$317	$550	$277
Provision for loan losses	70	45	145	90
Loans charged off	—	(4)	(51)	(10)
Recoveries on loans previously charged off	1	—	2	1

Balance at end of period	$646	$358	$646	$358

At March 31, 2007 and September 30, 2006, the Bank had approximately $109,000 and $123,000, respectively, in nonperforming loans and non accrual loans.  At March 31, 2007 and September 30, 2006 the Bank had $5,000 in repossessed assets, and $76,000 and $41,000, respectively, in other real estate owned.

Note 6.  Premises and Equipment

Premises and equipment at March 31, 2007, and September 30, 2006, were as follows (in thousands):

	As of March 31, 2007	As of September 30, 2006

Land	$959	$959
Building and leasehold improvements	4,614	4,568
Furniture, fixtures and equipment	854	778
	6,427	6,305
Less accumulated depreciation and amortization	(884)	(712)
Total	$5,543	$5,593

Depreciation and amortization expense for the six months ending March 31, 2007 and 2006 was $172,000 and $171,000, respectively.

Note 7.  Deposits

Time deposits of $100,000 or more totaled $11,518,000 and $8,989,000 at March 31, 2007 and September 30, 2006, respectively. At March 31, 2007 and September 30, 2006, the scheduled maturities of time deposits were as follows (in thousands):

Years Ending September 30,	As of March 31, 2007	As of September 30, 2006

2007	$16,646	$20,197
2008	10,761	329
2009	76	—

	$27,483	$20,526

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

Core deposit intangibles are amortized on a straight-line basis over seven years.  The following table reflects the net carrying amount of core deposit intangibles at March 31, 2007 and September 30, 2006 (in thousands):

	As of March 31, 2007	As of September 30, 2006
Gross core deposit intangibles	$70	$70
Less: accumulated amortization	(31)	(26)

Net core deposit intangibles	$39	$44

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

For the three months and six months ended March 31, 2007, the expense related to the stock options and restricted stock grant compensation totaled $50,000 and $142,000, respectively, which was comprised of $44,000 and $107,000 for stock options granted to employees and directors and $6,000 and $35,000 for restricted stock granted to employees and advisory board members.  The remaining expense for the three months ended March 31, 2007 was related to stock grants outside of the Plan.

For the three months and six months ended March 31, 2006, the expense related to stock option compensation included in the determination of net income was less than that which would have been recognized if the fair value method had been applied.  The Company’s net income and earnings per share would have been adjusted to the proforma amounts indicated below for the three months and six months ended March 31, 2006, assuming the Company had expensed the fair value of the options (in thousands, except per share amounts):

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006

Net income (loss) — as reported	$24	$(50)
Net loss — pro forma	$(15)	$(123)

Income (loss) per share — as reported
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Loss per share — pro forma
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)

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

The weighted average fair value of the options granted during the three months ended March 31, 2007 and 2006, has been estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Dividend yield	0%	0%
Risk-free interest rate	5.08 - 5.12%	4.75%
Expected volatility	3.35% - 5.12%	22%
Expected life in years	6.85 Years	6.85 Years

As of March 31, 2007, there were outstanding options under the Company’s Stock Incentive Plan to purchase an aggregate of 415,200 shares of the Company’s common stock.  Each option has an exercise price of between $8.00 and $10.26 per share and may be exercised in three equal annual installments for each year of service measured from the grant date.  During the three months ended March 31, 2007, the Company granted stock options to purchase an aggregate of 42,000 shares of its common stock with an exercise price of $9.00 per share to eleven (11) officers and directors and 500 shares with an exercise price of $10.26 per share to an employee. In connection with the execution of his employment agreement with the Company, Jeffrey L. Nash was awarded 15,000 options to purchase shares of stock at an exercise price of $8.00 per share. On December 31, 2006, the Company granted 56,750 options to purchase shares of stock at an exercise price of $9.00 per share to thirteen (13) officers and directors.

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

On November 20, 2006, the Company awarded 38,006 shares of common stock to six (6) officers.  The stock vests in four equal installments upon completion of each year of service over the four-year period of service measured from the date of the award.  On January 1, 2007, 2,401 shares of common stock were issued to the Bank’s advisory board members.  On February 13, 2007, the Company awarded 12,000 shares of common stock to the Company’s Chief Financial Officer.  The stock vests in four equal installments upon completion of each year of service over the four-year period of service measured from the date of the award.

The table below presents the summary of stock option and restricted stock activity for the Plan during the six months ended March 31, 2007.

	Six Months Ended March 31, 2007
	Restricted Stock		Options
	Shares	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding, beginning of the period	—		301,350	$8.38
Granted	54,207		114,250	8.91
Forfeited/expired	—		(400)	8.50
Outstanding, end of the period	52,407	3.5	415,200	$8.58	8.4	$697,850

Exercisable at the end of the period	2,401	—	154,983	$8.43	7.5	$284,127

A summary of shares of our common stock subject to our nonvested shares and options as of March 31, 2007 and changes during the six months ended March 31, 2007 is presented below:

	Six Months Ended March 31, 2007
	Restricted Stock		Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested, beginning of the period	—	$—	180,400	$1.84
Granted	52,407	8.26	114,250	2.46
Vested	(2,401)	(8.73)	(34,033)	1.81
Forfeited/expired	—	—	(400)	1.82
Nonvested, end of the period	50,006	$8.24	260,217	$2.11

As of March 31, 2007, there was $671,509 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.84 years.  No options were exercised during the three months and six months ended March 31, 2007.

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

Other Transactions

The Company had no amounts due from affiliates at March 31, 2007.  The Company had a $192,000 due from affiliate balance as of September 30, 2006 which represented amounts due from TOHI to PGI Equity Partners, LP for occupancy costs.

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

The following table summarizes the Company’s off-balance sheet financial instruments as of March 31, 2007 and September 30, 2006 (in thousands):

	As of March 31, 2007	As of September 30, 2006
Commitments to extend credit	$27,218	$21,277
Standby letters of credit	800	1,935

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2007, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 12.  Dividend Restrictions and Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by state and federal banking regulatory agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Failure to meet capital requirements can initiate regulatory action.  As of March 31, 2007, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

The following table sets forth the bank only actual capital levels in addition to the requirements under prompt corrective action regulations (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2007
Tier 1 capital (to average assets)	$8,669	10.29%	$3,370	4%	$4,213	5%
Tier 1 capital (to risk-weighted assets)	8,669	11.05%	3,139	4%	4,708	6%
Total Capital (to risk-weighted assets)	9,315	11.87%	6,278	8%	7,847	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

As of September 30, 2006
Tier 1 capital (to average assets)	$8,213	11.07%	$2,967	4%	$3,709	5%
Tier 1 capital (to risk-weighted assets)	8,213	11.39%	2,885	4%	4,328	6%
Total Capital (to risk-weighted assets)	8,763	12.15%	5,771	8%	7,213	10%

As of March 31, 2007 and September 30, 2006, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations.  Management is not aware of any conditions subsequent to March 31, 2007 that would change the Bank’s capital category.

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

The Company and TOHI were deemed to be under common control.  A majority of the directors of the Company also served on TOHI’s board of directors and were shareholders of both entities.  TOHI also owned 1,000,000 shares of the Company’s common stock, representing approximately 38% of the Company shares then outstanding.  Because the Company and TOHI were deemed to be under common control, purchase accounting was not applied to the merger.  Instead the net assets contributed by TOHI were recorded at their predecessor cost.  The 1,000,000 shares of Company common stock owned by TOHI were cancelled by the Company and recorded as a reduction of its common stock accounts (par value and paid in capital) at their fair market value, as determined by an independent appraisal, of $8.31 per share, or $8,310,000 in the aggregate.  The 1,094,163 new shares of Company stock issued to the TOHI shareholders were also recorded at the fair market value price of $8.31 per share, or $9,093,000 in the aggregate.  The warrants issued by the Company in exchange for the TOHI warrants and the TOHI options assumed by the Company were valued and recorded at their fair value using a Black-Scholes pricing model. The net effect of the contribution of assets and the capital stock transactions was a $1,715,000 increase to the Company’s equity and a 94,163 net increase in the number of Company shares issued.  Although the net assets contributed by TOHI to the Company were not adjusted to their fair value, the assets were evaluated for collectibility and/or impairment according to generally accepted accounting principles prior to the merger and adjusted accordingly by TOHI prior to the merger.

Results of Operations

General

The following discussion analyzes the results of the Company for the three months and six months ended March 31, 2007, and March 31, 2006.

Net Income—General

The Company’s fiscal year ends on September 30. Net income for the three months ended March 31, 2007, was $28,000, compared to net income of $24,000 for the quarter ended March 31, 2006. Net income increased due to earnings generated at the Bank as a result of growth experienced at the Austin branch and the elimination of expenses associated with the start-up of operations in Austin, Texas.  The increase was offset, in part, due to an increase in non-cash based stock compensation and an increase in the competition for deposits, which in turn, caused a decrease in the Company’s net interest margin.  The increase in net  income was also offset by an increase in personnel to support the growth of the Company.

For the six months ended March 31, 2007 the Company had net income of $164,000 compared to a net loss of $50,000 for the six months ended March 31, 2006.  Again, the improvement in operations is attributable to the increase in net interest income, as the Company grew its earnings assets at a faster pace and at a greater yield than its interest bearing liabilities, and the elimination of expenses associated with the start-up of operations in Austin, Texas.

Our profitability depends primarily on net interest income, which is defined as the difference between total interest earned on interest earning assets (investments and loans) and total interest paid on interest bearing liabilities (deposits, borrowed funds) and non-interest income. The Company’s net income is affected by its provision for loan losses, as well as other income and other expenses. The provision for loan losses reflects the amount considered to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of service charges on deposits, gain on sale of loans, and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, supplies, and other operating expenses.

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

Net Interest Income

For the three months ended March 31, 2007, our net interest income was $1,114,000 compared to $818,000 for three months ended March 31, 2006.  For the six months ended March 31, 2007, our net interest income was $2,267,000 compared to $1,528,000 for the six months ended March 31, 2006.

For the comparative three month periods of March 31, 2007, and March 31, 2006, the average rate on interest-bearing liabilities increased 143 basis points, from 2.92% to 4.35%, while the average rate on interest bearing assets increased 119 basis points from 7.38% to 8.57% during the same period.  For the comparative six month periods of March 31, 2007, and March 31, 2006, the average rate on interest-bearing liabilities increased 149 basis points, from 2.90% to 4.39%, while the average rate on interest bearing assets increased 112 basis points from 7.29% to 8.41% during the same period. The increase in the average rate on interest-bearing assets and liabilities was due to a general increase in interest rates during the period.  Interest rates on deposits also increased as a result of increased competition for deposits.

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets, and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Yields are reflected on an annualized basis (in thousands except for yields).

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average Balance	Interest (2)	Yield/ Rate	Average Balance	Interest (2)	Yield/ Rate

Interest Earning Assets:

Loans (1)	$71,569	$1,599	8.94%	$46,360	$950	8.20%
Taxable investment securities	1,412	17	4.82%	3,328	25	3.00%
Federal funds sold	5,971	82	5.49%	6,422	71	4.42%
Interest bearing deposits with other Banks	—	—	0.00%	1,333	16	4.80%
Federal Home Loan Bank Stock	326	—	0.00%	321	4	4.98%

Total interest earning assets	79,278	1,698	8.57%	57,764	1,066	7.38%
Non-interest earning assets	10,858			8,895

Total assets	$90,136			$66,659

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$26,844	$235	3.50%	$18,161	$94	2.07%
Savings deposits	545	2	1.44%	491	1	0.81%
Time deposits	23,497	307	5.22%	12,499	112	3.58%
Short-term borrowings	166	1	1.85%	67	—	0.00%
Property mortgage and long term borrowings	2,663	39	5.87%	2,702	41	6.07%
Total interest bearing liabilities	53,715	584	4.35%	33,920	248	2.92%
Demand deposits—non-interest bearing	22,565			21,208
Other non-interest bearing liabilities	542			314
Shareholders’ equity	13,314			11,217

Total liabilities and shareholders’ equity	$90,136			$66,659

Net interest income		$1,114			$818

Interest rate spread (3)			4.22%			4.46%
Net interest margin (4)			5.62%			5.55%

	Six Months Ended March 31, 2007			Six Months Ended March 31, 2006
	Average Balance	Interest (2)	Yield/ Rate	Average Balance	Interest (2)	Yield/ Rate

Interest Earning Assets:
Loans (1)	$69,208	$3,144	9.09%	$43,197	$1,772	8.20%
Taxable investment securities	1,561	31	3.97%	3,581	54	3.02%
Federal funds sold	11,776	308	5.23%	5,105	107	4.19%
Interest bearing deposits with other Banks	—	—	0.00%	2,476	52	4.20%
Federal Home Loan Bank Stock	326	—	0.00%	319	7	4.39%

Total interest earning assets	82,871	3,483	8.41%	54,678	1,992	7.29%
Non-interest earning assets	10,378			8,916

Total assets	$93,249			$63,594

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$29,863	$531	3.56%	$16,031	$164	2.05%
Savings deposits	527	4	1.46%	482	1	0.41%
Time deposits	21,691	575	5.30%	12,705	216	3.40%
Short-term borrowings	689	27	7.77%	77	1	2.60%
Property mortgage and long term borrowings	2,674	79	5.99%	2,710	82	6.05%
Total interest bearing liabilities	55,444	1,216	4.39%	32,005	464	2.90%
Demand deposits—non-interest bearing	24,488			19,917
Other non-interest bearing liabilities	539			56
Shareholders’ equity	12,778			11,616

Total liabilities and shareholders’ equity	$93,249			$63,594

Net interest income		$2,267			$1,528

Interest rate spread (3)			4.02%			4.39%
Net interest margin (4)			5.47%			5.59%

(1)             Non-accrual loans are included in average loans.

(2)             Interest income includes loan fees of $56,000 and $105,000, for the three and six months ended March 31, 2007, respectively and $26,000 and $56,000 for the three and six months ended March 31, 2006.

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

	Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$563	$86	$649
Taxable investment securities	(23)	15	(8)
Federal funds sold	(6)	17	11
Interest bearing deposits with other Banks	(16)	—	(16)
Increase in interest income	$518	$118	$636

Interest Bearing Liabilities:
NOW and money market deposit accounts	$76	$65	$141
Savings deposits	1	1	1
Time deposits	144	51	195
Short-term borrowings	—	1	1
Long term borrowings	(1)	(1)	(2)
Increase (decrease) in interest expense	220	117	336
Increase (decrease) in net interest income	$298	$1	$300

	Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006
	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$1,182	$191	$1,373
Taxable investment securities	(40)	17	(23)
Federal funds sold	174	27	201
Interest bearing deposits with other Banks	(52)	—	(52)
Increase in interest income	$1,264	$235	$1,499

Interest Bearing Liabilities:
NOW and money market deposit accounts	$246	$121	$367
Savings deposits	—	3	3
Time deposits	238	121	359
Short-term borrowings	24	2	26
Long term borrowings	(1)	(1)	(2)
Increase in interest expense	507	245	752
Increase in net interest income	$757	$(10)	$747

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

For the three months ended March 31, 2007, the Bank made $70,000 in provisions for loan losses, compared to $45,000 for the three months ended March 31, 2006.  For the three months ended March 31, 2007, the Bank charged off $0 in commercial and consumer loans and had recoveries of loans previously charged-off of $1,000 for net recoveries of $1,000. For the three months ended March 31, 2006, the Bank charged off $4,000 in commercial and consumer loans and had zero recoveries of loans previously charged-off for net charge-offs of $4,000. The factors combined increased the Allowance for Loan Losses to $646,000 or 0.87% of the portfolio at March 31, 2007. This amount represents management’s estimate of probable losses inherent in the portfolio.  For the six months ended March 31, 2007 and March 31, 2006, the provision for loan losses was $145,000 and $90,000, respectively.  For the six months ended March 31, 2007, the Bank charged-off $51,000 in commercial and consumer loans and had recoveries of loans previously charged-off of 21,000 for a net charge-off of $49,000.  For the six months ended March 31, 2006, the Bank charged-off $10,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $1,000 for a net charge-off of $9,000.

Other Income

For the three months ended March 31, 2007, other income decreased $21,000 from $121,000 during the three months ended March 31, 2006, to $100,000. The majority of the decrease was related to the Company’s ownership interest in PGI Equity Partners, LP, which is the real estate investment company that owns and manages the property where the Company’s offices are located.  For the six months ended March 31, 2007, other income decreased $31,000 from $236,000 during the six months ended March 31, 2006 to $205,000.  The decrease also related to the Company’s ownership interest in PGI Equity Partners, LP.

Non-Interest Expenses

For the three months ended March 31, 2007, salaries and employee benefits were $615,000 compared to $442,000 for the three months ended March 31, 2006.  Stock based compensation recognized for the three months ended March 31, 2007 totaled $92,000.  Occupancy and equipment expenses for the three months ended March 31, 2007 decreased from $114,000 for the three months ended March 31, 2006 to $101,000.  The increase in salaries and employee benefits and occupancy and equipment expenses was due to the Bank’s continued growth and the corresponding addition of new employees.  Professional fees paid for accounting and legal services, including regulatory filings and audit services, totaled $47,000 and $52,000, respectively, for the three months ended March 31, 2007 and 2006.  The decrease was due to the completion of the merger and the corresponding reduction in legal and regulatory fees.  Other expenses increased from $262,000 for the three months ended March 31, 2006, to $353,000 for the three months ended March 31, 2007.  This increase in other expenses was also a result of the growth of the Bank and the increase in employees.

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

Financial Condition

Loan Portfolio

Net loans increased $13,532,000 (22.7%) to $73,152,000 from $59,620,000 between March 31, 2007 and September 30, 2006. The concentration within the portfolio has shifted over time from the previous concentration of agricultural loans to real estate and commercial loans.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio (in thousands):

	As of March 31, 2007	As of September 30, 2006

Agriculture	$3,729	$2,989
Commercial	24,514	19,068
Commercial real estate	20,232	18,582
Residential real estate	8,484	8,221
Construction real estate	9,556	4,329
Consumer and other	7,283	6,981
Gross Loans	73,798	60,170
Less: allowance for loan losses	(646)	(550)

Net Loans	$73,152	$59,620

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

For the three month and six month periods ended March 31, 2007, the majority of new loan growth came from the Austin market reflecting a broader, more diverse mix of industries and borrowers.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Loan Maturities

The following table presents the contractual maturity ranges for agricultural, commercial, real estate and consumer loans outstanding at March 31, 2007, and at September 30, 2006, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate (in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
March 31, 2007	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Agricultural	$830	$1,872	$9	$517	$—	$501	$3,729
Real estate — residential	905	1,642	2,737	1,923	1,277	—	8,484
Real estate — commercial	273	7,209	229	11,232	—	1,289	20,232
Real estate — construction	2,438	2,881	—	3,509	190	538	9,556
Commercial	919	12,504	582	10,508	—	1	24,514
Consumer and other	694	5,187	712	669	—	21	7,283
Total	$6,059	$31,295	$4,269	$28,544	$1,467	$2,350	$73,798

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
September 30, 2006	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Agricultural	$6	$2,137	$—	$342	$—	$504	$2,989
Real estate — residential	163	2,635	1,976	1,914	1,533	—	8,221
Real estate — commercial	323	3,335	258	9,928	—	4,738	18,582
Real estate — construction	1,049	202	1,013	2,065	—	—	4,329
Commercial	173	12,118	1,589	5,050	27	111	19,068
Consumer and other	559	5,166	652	550	31	23	6,981
Total	$2,273	$25,593	$5,488	$19,849	$1,591	$5,376	$60,170

As of March 31, 2007, 50.6% of the loan portfolio, or $37,354,000, matures or re-prices within one year or less and $62,189,000 of the loan portfolio, or 84.3%, were variable rate loans.   At September 30, 2006, 46.3% of the loan portfolio or $27,866,000, matured or re-priced within one year or less and $50,818,000 of the loan portfolio, or 84.5%, were variable rate loans.

Investment Securities

The primary purposes of the investment portfolio are to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits, and to control interest rate risk. In managing the portfolio, the Bank seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

The following tables set forth the amortized cost and fair value of the Bank’s securities portfolio by accounting classification category and by type of security as indicated (in thousands) as of March 31, 2007 and September 30, 2006:

	As of March 31, 2007		As of September 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities Available for Sale:
U.S. Government Agencies	$11	$11	$14	$14
Other mortgage backed securities	2	2	2	2

Total Securities Available for Sale	$13	$13	$16	$16

Securities Held to Maturity:
U.S. Government Agencies	$1,448	$1,447	$2,000	$1,996
Other mortgage backed securities	0	4	6	5

Total Securities Held to Maturity	$1,448	$1,447	$2,006	$2,001

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years. Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets as of March 31, 2007, and September 30, 2006 (in thousands except for percentages):

	As of March 31, 2007	As of September 30, 2006

Non-accruing loans	$109	$123
Loans 90 days or more past due, still accruing interest	—	—

Total non-performing loans	109	123
Other real estate owned	76	41
Other repossessed assets	5	5

Total non-performing assets	$190	$169

Total non-performing loans to total loans	0.15%	0.20%
Allowance for loan losses to non-performing loans	593%	447%
Total non-performing assets to total assets	0.20%	0.17%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments are applied to principal and not taken into income. Loans are not placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $1,400 for the three months ended March 31, 2007 and $2,600 for the three months ended March 31, 2006. This amount was not included in interest income during this period.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. As of March 31, 2007 and September 30, 2006, we had $103,000 and $123,000 in non-accrual loans respectively. There were no loans contractually past due over 90 days which continued to accrue interest on March 31, 2007 and September 30, 2006, based upon specific information available at that time to management.  In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if they become 90 days past due, and instead transfer all such loans to non-accruing status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms.  There were no troubled debt restructurings outstanding as of March 31, 2007 and September 30, 2006.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement. As of March 31, 2007, and September 30, 2006, we had $76,000 and $41,000, respectively, in other real estate owned.  The property consists of three single family dwellings located in Texline and Dalhart, Texas.  Repossessed assets totaled $5,000 at March 31, 2007 and September 30, 2006.

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

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. Core deposits consist of checking accounts (non-interest bearing), “NOW” accounts, savings accounts, and non-public certificates of deposit. These deposits, along with public fund deposits and short-term borrowings, are used to support our asset base. Deposits are obtained predominantly from the geographic trade areas surrounding our office locations. We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  As the competition for deposits has increased, we have continued to expand and diversify the Bank’s funding sources.  For the three months ended March 31, 2007, we have increased institutional deposits to ensure adequate funding of our loan growth.

The following table sets forth the maturities of time deposits $100,000 and over as of March 31, 2007, and September 30, 2006 (in thousands):

	As of March 31, 2007	As of September 30, 2006

Time deposits $100,000 and over:
Maturing within three months	$4,046	$1,949
After three months but within six months	3,232	3,982
After six months but within 12 months	4,240	3,058
After 12 months	—	—

Total time deposits $100,000 and over	$11,518	$8,989

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006

Return on assets	0.03%	0.03%	0.17%	-0.07%
Return on equity	0.21%	0.21%	1.23%	-0.45%
Dividend payout ratio	0%	0%	0%	0%
Equity to assets ratio	14.06%	15.36%	14.06%	15.36%

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

As of March 31, 2007 and as of September 30, 2006, the most recent notifications from the federal Banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of March 31, 2007 and September 30, 2006. The required and actual amounts and ratios for the Bank as of March 31, 2007 and September 30, 2006, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2007
Tier 1 capital (to average assets)	$8,669	10.29%	$3,370	4%	$4,213	5%
Tier 1 capital (to risk-weighted assets)	8,669	11.05%	3,139	4%	4,708	6%
Total Capital (to risk-weighted assets)	9,315	11.87%	6,278	8%	7,847	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

As of September 30, 2006
Tier 1 capital (to average assets)	$8,213	11.07%	$2,967	4%	$3,709	5%
Tier 1 capital (to risk-weighted assets)	8,213	11.39%	2,885	4%	4,328	6%
Total Capital (to risk-weighted assets)	8,763	12.15%	5,771	8%	7,213	10%

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

PART II.                Other Information

Item 1.                    Legal Proceedings

None

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

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

As of
March 31, 2007
Gross proceeds from sale of shares	$13,276,271
Amounts receivable as of December 31, 2004	—
Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	(507,302)
Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	(1,015,332)
Contribution to the capital of the Bank	(7,500,000)
Payments to directors and officers (bonuses and directors’ fees)	(194,306)
Payments to officers (salary and benefits)	(326,108)
Other payments to affiliates for services	(149,057)
Limited partnership investment in affiliated limited partnership	(1,030,000)
Loan to affiliated company	(46,037)
Repurchase of shares issued	(50,005)
Payment of additional operating expenses (estimated)	(947,753)
Remaining net proceeds	$735,371

In connection with the Company’s acquisition of TOHI, we issued 1,094,163 shares of the Company’s common stock to the TOHI shareholders.  We also issued warrants to acquire, in the aggregate, 450,000 shares of the Company’s common stock with an exercise price of the lesser of the Company’s book value or $6.67 to various TOHI warrantholders.  We issued the stock and warrants under an exemption from registration under Section 4(2) of the Securities Act of 1933.  The Company granted the TOHI shareholders certain limited registration rights pursuant to a Registration Rights Agreement executed at the closing of the merger. Pursuant to the Registration Rights Agreement these former TOHI shareholders can request that the Company register their shares of the Company’s stock on a Registration Statement on Form S-3 if such form is available for use by the Company, but only once during any 12-month period.  The former TOHI warrantholders were also granted similar S-3 registration rights.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

On February 13, 2007, we held our annual shareholders meeting.  Holders of 1,703,125 of the 2,730,187 outstanding shares of our common stock entitled to vote at the meeting were present at the meeting in person or by proxy.  The following matters were submitted to a vote:

1.             To elect William J. McClellan, Carl J. Stolle and Bill F. Schneider as Class III Directors (to serve terms until the 2010 annual meeting).

2.             To elect William T. Willis as a Class I Director (to serve for a one-year term ending at the 2008 annual meeting)

3.             To ratify McGladrey & Pullen, LLP as auditors.

The above proposals were approved and the results of the voting are summarized in the following table:

Proposal	For	Against	Withheld	Abstain
Elect William J. McLellan to the Board of Directors	1,701,925	—	1,200	—
Elect Carl J. Stolle to the Board of Directors	1,703,125	—	—	—
Elect Bill F. Schneider to the Board of Directors	1,702,525	—	600	—
Elect William T. Willis to the Board of Directors	1,694,178	—	8,947	—
Ratify McGladrey & Pullen, LLP as auditors	1,684,824	600	—	17,701

Item 5.                    Other Information

None.

Item 6.                    Exhibits

Exhibit Number	Exhibit Title
2.1(1)	Agreement and Plan of Merger, dated October 3, 2006, between Treaty Oak Holdings, Inc. and the Company

3.1(2)	Amended and Restated Articles of Incorporation

3.2(3)	By-laws

4.1(3)	Specimen Common Stock Certificate, $.01 par value per share

4.2(3)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws defining rights of holders of Common Stock

10.1(3)	Amended and Restated Building Lease between PGI Equity Partners, L.P. and Treaty Oak Bank

10.2(3)	Expense Reimbursement Agreement between Treaty Oak Holdings, Inc. and Treaty Oak Bancorp, Inc.

10.3(3)	Form of Promotional Shares Lock-In Agreement

10.4(3)	Form of Escrow Agreement between Treaty Oak Bancorp, Inc. and TIB—The Independent Bankers Bank

10.5(3)	Form of Treaty Oak Bancorp Shareholders’ Warrant Agreement

10.6(2)*	Treaty Oak Bancorp, Inc. 2004 Stock Incentive Plan (amended and restated as of May 20, 2004)

10.7(3)*	Form of Indemnification Agreement between Treaty Oak Bancorp, Inc. and its directors and officers, and those of the Bank

10.8(3)	Registration Rights Agreement between Treaty Oak Bancorp, Inc. and Treaty Oak Holdings, Inc.

10.9(4)*	Employment Agreement, dated September 27, 2006, between Treaty Oak Bancorp, Inc. and Jeffrey L. Nash

10.10(5)	Form of Warrant

10.11(5)	Form of Registration Rights Agreement with former shareholders of Treaty Oak Holdings, Inc.

10.12(5)	Form of Registration Rights Agreement with former warrantholders of Treaty Oak Holdings, Inc.

21(5)	Subsidiaries

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act**

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

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

TREATY OAK BANCORP, INC.

Dated: May 15, 2007	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, President and Chief Executive Officer

	By:	/s/ Coralie S. Pledger
Coralie S. Pledger, Chief Financial Officer