Form 10QSB
period 2007-06-30
TREATY OAK BANCORP INC
filed 2007-08-13
CIK 1276130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-QSB
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 9, 2007.

$0.01 Par Value Common Stock	2,902,393 shares

Transitional Small Business Disclosure Format (Check one):                      Yes ☐    No   ☒

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED JUNE 30, 2007

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

i

Treaty Oak Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

June 30, 2007 and September 30, 2006

(Dollars In Thousands, Except Par Value and Share Amounts)

	June 30,	September 30,
	2007	2006(1)
ASSETS

Cash and cash items	$332	$267
Due from banks	2,962	2,312
Federal funds sold	21,443	23,775
Total cash and cash equivalents	24,737	26,354

Securities available for sale	11	16
Securities held to maturity, fair value of $1,450 and $2,001, respectively	1,451	2,006
Investment in Federal Home Loan Bank stock, at cost	224	224
Investment in Independent Banker’s Financial Corporation stock, at cost	102	102
Loans, net	78,001	59,620
Premises and equipment, net	5,627	5,593
Note receivable from affiliate	—	2,821
Accrued interest receivable	529	484
Due from affiliates	—	192
Goodwill and other intangibles, net	1,199	1,205
Other assets	1,297	474
Total assets	$113,178	$99,091

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$27,134	$28,091
NOW, money market and savings	35,893	32,401
Time deposits	31,765	20,526
Total deposits	94,792	81,018

Accounts payable and accrued expenses	342	352
Accrued interest payable	284	160
Property mortgage	2,619	2,667
Notes payable	—	2,483
Minority interest - PGI Equity Partners, LP	—	1,106
Other liabilities	23	33
Total liabilities	98,060	87,819

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,908,396 and 2,640,226, respectively, issued	29	26
Paid-in capital	18,651	14,989
Accumulated deficit	(3,512)	(3,693)
Less shares held in treasury, at cost (6,003 shares)	(50)	(50)
Total shareholders’ equity	15,118	11,272
Total liabilities and shareholders’ equity	$113,178	$99,091

See Notes to Consolidated Financial Statements (unaudited)

(1) Derived from Audited Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Consolidated Statements of Operations (unaudited)

Three Months and Nine Months Ended June 30, 2007 and 2006

(Dollars In Thousands, Except Share and Per Share Amounts)

	Three Months	Three Months	Nine Months	Nine Months
	Ended June	Ended June	Ended June	Ended June
	30, 2007	30, 2006	30, 2007	30, 2006
Interest income:
Loans, including fees	$1,738	$1,104	$4,882	$2,887
Taxable securities	18	22	49	76
Interest on deposits with other banks	—	34	—	91
Federal funds sold	136	73	444	181
Total interest income	1,892	1,233	5,375	3,235

Interest expense:
Deposits	644	252	1,753	643
Other borrowings	42	41	149	124
Total interest expense	686	293	1,902	767

Net interest income	1,206	940	3,473	2,468

Provision for loan losses	75	90	220	180
Net interest income after provision for loan losses	1,131	850	3,253	2,288

Noninterest income:
Service charges on deposit accounts	57	31	129	69
Other noninterest income	47	113	180	316
Total noninterest income	104	144	309	385

Noninterest expense:
Salaries and employee benefits	691	420	1,832	1,253
Occupancy and equipment expenses	84	109	297	331
Accounting and other professional fees	76	63	178	255
Other noninterest expense	367	268	1,074	750
Total noninterest expense	1,218	860	3,381	2,589

Net income	$17	$134	$181	$84

Earnings per common share - basic	$0.01	$0.05	$0.07	$0.03
Earnings per common share - diluted	$0.01	$0.05	$0.06	$0.03

Weighted average shares outstanding - basic	2,783,192	2,630,018	2,726,174	2,629,548
Weighted average shares outstanding - diluted	3,043,770	2,631,074	2,927,716	2,631,702

See Notes to Consolidated Financial Statements (unaudited)

Treaty Oak Bancorp, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

Nine Months Ended June 30, 2007

(Dollars In Thousands, Except Share Amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balances at October 1, 2006	2,640,226	$26	$14,989	$(3,693)	$(50)	$11,272

Shares issued from Treaty Oak Holdings merger	1,094,163	11	9,082	—	—	9,093
Shares retired from Treaty Oak Holdings merger	(1,000,000)	(10)	(8,300)	—	—	(8,310)
Warrants and options from Treaty Oak Holdings merger	—	—	932	—	—	932
Shares issued through the exercise of common stock warrants	171,606	2	1,714	—	—	1,716
Non-cash stock based compensation	2,401	—	234	—	—	234
Net income	—	—	—	181	—	181

Balances at June 30, 2007	2,908,396	$29	$18,651	$(3,512)	$(50)	$15,118

See Notes to Consolidated Financial Statements (unaudited)

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

	Nine Months	Nine Months
	Ended June	Ended June
	30, 2007	30, 2006
Cash flows from operating activities:
Net income	$181	$84
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	220	180
Non-cash stock based compensation	234	—
Depreciation and amortization	275	264
Other	(7)	15
Changes in other operating assets and liabilities:
Accrued interest receivable	(2)	(5)
Other assets	(760)	(177)
Accrued interest payable	123	5
Other liabilities	(100)	156
Net cash provided by operating activities	164	522

Cash flows from investing activities:
Proceeds from maturities and principal repayments on securities - available for sale	5	12
Proceeds from maturities and principal repayments on securities - held to maturity	1,998	1,496
Purchases of securities - held to maturity	(1,443)	—
Acquistion of interest in PGI Equity Partners, LP		(80)
Purchases of correspondent bank stock	—	(7)
Net increase in loans	(18,534)	(17,340)
Cash received from the acquistion of Treaty Oak Holdings, Inc.	515	—
(Advances to) repayments from affiliates	192	(468)
Collection of notes receivable from affiliates	2,821	—
Purchases of premises and equipment	(294)	(58)
Net cash used in investing activities	(14,740)	(16,445)

Cash flows from financing activities:
Net increase in deposits	13,774	13,175
Payments of principal on mortgage	(48)	(45)
Payments of principal on notes payable	(2,483)	(12)
Proceeds from exercise of warrants	1,716	11
Net cash provided by financing activities	12,959	13,129

Net decrease in cash and cash equivalents	(1,617)	(2,794)
Cash and cash equivalents at beginning of period	26,354	13,107
Cash and cash equivalents at end of period	$24,737	$10,313

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended June 30, 2007 and 2006

(Dollars In Thousands)

	Nine Months	Nine Months
	Ended June	Ended June
	30, 2007	30, 2006

Supplemental disclosures of cash flow information:
Non-cash investing and financing information:
Cash interest received	$5,330	$3,230
Cash interest paid	$1,778	$762

Acquisition of Treaty Oak Holdings, Inc.
Assets acquired, excluding cash acquired	$1,280
Liabilities assumed	(80)
Issuance of common stock	(9,093)
Retirement of comon stock	8,310
Issuance of warrants and assumption of options	(932)
Net cash acquired	$(515)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company will adopt this standard in the first quarter of fiscal 2008. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations and cash flows.

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

Note 3.   Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued.  For the three months ended June 30, 2007, all potentially dilutive securities were dilutive. The 902,079 of potentially dilutive securities included 418,950 of options to purchase common stock issued under the Company’s Stock Incentive Plan, 645 options to purchase stock issued outside of the Plan, stock options to purchase 32,484 shares of the Company’s common stock at an exercise price of $6.16 that were assumed in conjunction with the merger with TOHI and warrants to purchase 450,000 of the Company’s common stock at an exercise price of the greater of $6.67 per share or the book value of the Company as defined by the warrant agreements. For the nine months ended June 30, 2007, all potentially dilutive securities except for 500 options to purchase common stock with an exercise price of $10.26 and 6,400 options to purchase common stock with an exercise price of $10.95, were dilutive. For the nine months ended June 30, 2007, the 895,179 of potentially dilutive securities included 412,050 options to purchase common stock issued under the Company’s Stock Incentive Plan, 645 options to purchase stock issued outside of the Plan, stock options to purchase 32,484 shares of the Company’s common stock at an exercise price of $6.16 that were assumed in conjunction with the merger with TOHI and warrants to purchase 450,000 of the Company’s common stock at an exercise price of the greater of $6.67 per share or the book value of the Company as defined by the warrant agreements.

For the three and nine months ended June 30, 2006, all potentially dilutive securities, except for stock options to purchase 179,500 and 145,500 shares, respectively, of the Company’s common stock at $8.33 per shares, were anti-dilutive.

During the three months ended June 30, 2007, 168,265 of the Company’s warrants to purchase common stock at $10.00 per share which were issued in connection with the Company’s initial public offering, were exercised. The remaining 140,000 of warrants 140,000 expired on June 30, 2007.

Note 4.          Securities

Securities consisted of the following (in thousands):

	As of June 30, 2007		As of September 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities Available for Sale:
U.S. Government Agencies	$9	$9	$14	$14
Other mortgage backed securities	2	2	2	2

Total Securities Available for Sale	$11	$11	$16	$16

Securities Held to Maturity:
U.S. Government Agencies	$1,446	$1,446	$2,000	$1,996
Other mortgage backed securities	5	4	6	5

Total Securities Held to Maturity	$1,451	$1,450	$2,006	$2,001

At June 30, 2007, $512,000 of the Company’s securities were pledged to Texline Independent School District, $700,000 to the City of Texline and $250,000 to the State of Texas.

Note 5.          Loans and Allowance for Loan Losses

The Company grants real estate, commercial and agribusiness loans to customers primarily in the Austin and Northwest Texas markets. Loans at June 30, 2007, and September 30, 2006 were as follows (in thousands):

	As of June 30, 2007	As of September 30, 2006

Agriculture	$2,758	$2,989
Commercial	28,451	19,068
Commercial real estate	18,129	18,582
Residential real estate	9,079	8,221
Construction real estate	13,940	4,329
Consumer and other	6,361	6,981
Gross Loans	78,718	60,170
Less: allowance for loan losses	(717)	(550)

Net Loans	$78,001	$59,620

Activity in the allowance for loan losses for the three months and nine months ended June 30, 2007, was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$646	$358	$550	$277
Provision for loan losses	75	90	220	180
Loans charged off	(7)	(12)	(58)	(22)
Recoveries on loans previously charged off	3	1	5	2

Balance at end of period	$717	$437	$717	$437

At June 30, 2007 and September 30, 2006, the Bank had approximately $95,000 and $123,000, respectively, in nonperforming loans and non accrual loans. At June 30, 2007 and September 30, 2006 the Bank had approximately $800 and $5,000 in repossessed assets, respectively, and approximately $76,000 and $41,000, respectively, in other real estate owned.

Note 6.          Premises and Equipment

Premises and equipment at June 30, 2007, and September 30, 2006, were as follows (in thousands):

	As of June 30, 2007	As of September 30, 2006

Land	$959	$959
Building and leasehold improvements	4,614	4,568
Furniture, fixtures and equipment	1,025	778
	6,598	6,305
Less accumulated depreciation and amortization	(971)	(712)
Total	$5,627	$5,593

Depreciation and amortization expense for the nine months ended June 30, 2007 and 2006 was approximately $260,000 and $257,000, respectively.

Note 7.          Deposits

Time deposits of $100,000 or more totaled $16,713,000 and $8,989,000 at June 30, 2007 and September 30, 2006, respectively. At June 30, 2007 and September 30, 2006, the scheduled maturities of time deposits were as follows (in thousands):

Years Ending September 30,	As of June 30, 2007	As of September 30, 2006

2007	$15,927	$20,197
2008	15,076	329
2009	762	—

	$31,765	$20,526

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

Core deposit intangibles are amortized on a straight-line basis over seven years. The following table reflects the net carrying amount of core deposit intangibles at June 30, 2007 and September 30, 2006 (in thousands):

	As of June 30, 2007	As of September 30, 2006
Gross core deposit intangibles	$70	$70
Less: accumulated amortization	(32)	(26)

Net core deposit intangibles	$38	$44

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

On January 19, 2004, the Company and its shareholders approved the Company’s 2004 Stock Incentive Plan (the “Plan”).  The Plan authorizes incentive stock option grants, non-statutory stock option grants, direct stock issuances, stock appreciation rights, salary investment option grants, and director fee option grants.  Eligible participants are employees, non-employee board members, and independent consultants or advisors.  The Company initially reserved 500,000 shares of common stock under the Plan, and the share reserve increases on the 1st business day in January each year (beginning in 2005) by an amount equal to 2% of the number of outstanding shares of the Company on the last business day in December of the preceding year, subject to a maximum annual increase of 100,000 shares.  No person may receive stock option grants, stock issuances, or stock appreciation rights for more than 100,000 shares in the aggregate in any calendar year under the Plan. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; have 10-year contractual terms and vest based on three years of continuous service. Share awards generally vest over four years.

The following table illustrates the stock compensation expense recognized during the three and nine months ended June 30, 2007:

	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
Stock options for employees and directors	$57	$164
Stock options for services provided	11	20
Restricted stock grants	24	50
	$92	$234

For the three months and nine months ended June 30, 2006, the expense related to stock option compensation included in the determination of net income was less than that which would have been recognized if the fair value method had been applied. The Company’s net income and earnings per share would have been adjusted to the proforma amounts indicated below for the three months and nine months ended June 30, 2006, assuming the Company had expensed the fair value of the options (in thousands, except per share amounts):

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006

Net income – as reported	$134	$84
Net income (loss) – pro forma	$95	$(28)

Income per share – as reported
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

Income (loss) per share – pro forma
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

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

The weighted average fair value of the options granted during the three months ended June 30, 2007 and 2006, has been estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Dividend yield	0%	0%
Risk-free interest rate	4.96%	4.73%
Expected volatility	5.0%	22.0%
Expected life in years	6.85 Years	6.85 Years

As of June 30, 2007, there were outstanding options under the Company’s Stock Incentive Plan to purchase an aggregate of 418,950 shares of the Company’s common stock.  Each option has an exercise price of between $8.00 and $10.95 per share and may be exercised in three equal annual installments for each year of service measured from the grant date.

The table below presents the summary of stock option and restricted stock activity for the Plan during the nine months ended June 30, 2007.

	Nine Months Ended June 30, 2007
	Restricted Stock			Options
	Shares	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding, beginning of the period	—		301,350	$8.38
Granted	54,207		120,650	8.98
Forfeited/expired	—		(3,050)	8.40
Outstanding, end of the period	52,407	3.5	418,950	$8.62	8.2	$985,902

Exercisable at the end of the period	2,401	—	198,067	$8.41	7.2	$506,249

A summary of shares of our common stock subject to our nonvested shares and options as of June 30, 2007 and changes during the nine months ended June 30, 2007 is presented below:

	Nine Months Ended June 30, 2007
	Restricted Stock		Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested, beginning of the period	—	$—	180,400	$1.84
Granted	52,407	8.26	120,650	2.48
Vested	(2,401)	(8.73)	(77,117)	1.79
Forfeited/expired	—	—	(3,050)	1.83
Nonvested, end of the period	50,006	$8.24	220,883	$2.21

As of June 30, 2007, there was $713,925 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years. No options were exercised during the three months and nine months ended June 30, 2007.

Note 10.               Other Related Party Transactions

Transactions with Former Organizing Shareholder

On August 30, 2006, TOHI, the Company’s largest shareholder at that time, repurchased shares of its stock owned by certain principals of our formerly affiliated services firms, including the Company’s former CEO Terry W. Hamann. Concurrent with this stock redemption, those formerly affiliated firms relocated from the headquarters building. At that time, Mr. Hamann resigned his remaining positions with the Company including all committee assignments and his seat on the board of directors of both the Company and the Bank. Mr. Hamann had previously resigned his role as Chairman, CEO and President of the Company in February 2006.

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

The following table summarizes the Company’s off-balance sheet financial instruments as of June 30, 2007 and September 30, 2006 (in thousands):

	As of June 30, 2007	As of September 30, 2006

Commitments to extend credit	$22,537	$21,277
Standby letters of credit	14	1,935

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2007, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 12.               Dividend Restrictions and Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by state and federal banking regulatory agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet capital requirements can initiate regulatory action. As of June 30, 2007, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

The following table sets forth the bank only actual capital levels in addition to the requirements under prompt corrective action regulations (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2007
Tier 1 capital (to average assets)	$8,878	9.49%	$3,742	4%	$4,678	5%
Tier 1 capital (to risk-weighted assets)	8,878	10.18%	3,490	4%	5,234	6%
Total Capital (to risk-weighted assets)	9,595	11.00%	6,979	8%	8,724	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

As of September 30, 2006
Tier 1 capital (to average assets)	$8,213	11.07%	$2,967	4%	$3,709	5%
Tier 1 capital (to risk-weighted assets)	8,213	11.39%	2,885	4%	4,328	6%
Total Capital (to risk-weighted assets)	8,763	12.15%	5,771	8%	7,213	10%

As of June 30, 2007 and September 30, 2006, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations. Management is not aware of any conditions subsequent to June 30, 2007 that would change the Bank’s capital category.

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

Recent Developments

In connection with the Company’s initial public offering on May 7, 2004, we issued approximately 315,000 of warrants to purchase registered common stock at an exercise price of $10 per share, with an expiration date of June 30, 2007. A total of approximately 175,000 warrants were exercised prior to the expiration date resulting in a total increase in the Company’s capital of $1,750,000 as of June 30, 2007. The unexercised warrants expired as of June 30, 2007. The capital from the warrants will be used to support the continued growth of the Bank.

On July 17, 2007, the Company’s branch in Marble Falls, Texas opened for business. The primary focus of our Marble Falls branch is on medium and small commercial businesses, real estate lending (including interim construction and commercial real estate loans) and agricultural lending. The Company expects to open its newest branch in the Barton Creek area of southwest Austin in January 2008. The primary focus of the Barton Creek branch will be to expand the community bank operations of our Austin headquarters.

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

Results of Operations

General

The following discussion analyzes the results of the Company for the three months and nine months ended June 30, 2007, and June 30, 2006.

Net Income—General

The Company’s fiscal year ends on September 30. Net income for the three months ended June 30, 2007, was $17,000, compared to net income of $134,000 for the three months ended June 30, 2006. Despite an increase in the net income of the Company’s primary subsidiary, the Bank, the Company’s net income decreased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, due to the recognition of non-cash based stock compensation to directors and employees, increased directors’ fees and decreased earnings by PGI Equity Partners, LP as a result of reduced sublease income. The Bank’s increased net income was a result of asset growth and increased net interest margin offset by an increase in personnel and related expenses to support the growth of the Company and the start-up costs associated with the Company’s new branch in Marble Falls, Texas, which opened in July 2007.

For the nine months ended June 30, 2007 the Company had net income of $134,000 compared to net income of $84,000 for the nine months ended June 30, 2006. Again, the improvement in operations is attributable to the increase in net interest income, as the Company grew its earnings assets at a faster pace and at a greater yield than its interest bearing liabilities, and the elimination of expenses associated with the start-up of operations in Austin, Texas. The increase in net income was offset, in part, by increased personnel expense and by the recognition of non-cash based stock compensation to directors and employees.

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

Net Interest Income

For the three months ended June 30, 2007, our net interest income was $1,206,000 compared to $940,000 for three months ended June 30, 2006.  For the nine months ended June 30, 2007, our net interest income was $3,473,000 compared to $2,468,000 for the nine months ended June 30, 2006.

For the comparative three month periods of June 30, 2007, and June 30, 2006, the average rate on interest-bearing liabilities increased 121 basis points, from 3.30% to 4.51%, while the average rate on interest bearing assets increased 69 basis points from 7.87% to 8.56% during the same period.  For the comparative nine month periods of June 30, 2007, and June 30, 2006, the average rate on interest-bearing liabilities increased 130 basis points, from 3.17% to 4.47%, while the average rate on interest bearing assets increased 81 basis points from 7.71% to 8.52% during the same period. The increase in the average rate on interest-bearing assets and liabilities was due to a general increase in interest rates during the period.  Interest rates on deposits increased at a faster rate than assets as a result of increased competition for deposits and the Company’s increased use of wholesale funding sources.

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets, and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Yields are reflected on an annualized basis (in thousands except for yields).

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average Balance	Interest (2)	Yield/ Rate	Average Balance	Interest (2)	Yield/ Rate
Interest Earning Assets:
Loans (1)	$75,429	$1,738	9.22%	$50,780	$1,104	8.70%
Taxable investment securities	1,461	18	4.93%	2,856	22	3.08%
Federal funds sold	11,196	136	4.86%	6,030	73	4.84%
Interest bearing deposits with other banks	—	—	0.00%	2,681	31	4.63%
Federal Home Loan Bank Stock	326	—	0.00%	324	3	3.70%

Total interest earning assets	88,412	1,892	8.56%	62,671	1,233	7.87%
Non-interest earning assets	11,154			9,633

Total assets	$99,566			$72,304

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$26,527	$245	3.69%	$18,118	$105	2.32%
Savings deposits	525	2	1.45%	424	1	0.94%
Time deposits	30,955	397	5.13%	14,296	146	4.09%
Short-term borrowings	167	4	8.47%	4	—	0.00%
Property mortgage and long term borrowings	2,625	39	5.99%	2,687	41	6.10%

Total interest bearing liabilities	60,799	686	4.51%	35,529	293	3.30%
Demand deposits—non-interest bearing	24,036			24,937
Other non-interest bearing liabilities	640			707
Shareholders’ equity	14,091			11,131
Total liabilities and shareholders’ equity	$99,566			$72,304

Net interest income		$1,206			$940

Interest rate spread (3)			4.05%			4.57%
Net interest margin (4)			5.46%			6.00%

	Nine Months Ended June 30, 2007			Nine Months Ended June 30, 2006
	Average Balance	Interest (2)	Yield/ Rate	Average Balance	Interest (2)	Yield/ Rate

Interest Earning Assets:
Loans (1)	$70,636	$4,882	9.22%	$44,334	$2,887	8.68%
Taxable investment securities	1,528	49	4.28%	3,463	76	2.93%
Federal funds sold	11,583	444	5.11%	5,006	181	4.82%
Interest bearing deposits with other banks	—	—	0.00%	2,815	83	3.93%
Federal Home Loan Bank Stock	326	—	0.00%	320	7	3.34%
Total interest earning assets	84,073	5,375	8.52%	55,938	3,235	7.71%
Non-interest earning assets	11,163			18,173
Total assets	$95,236			$74,111

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$28,420	$784	3.68%	$15,557	$289	2.48%
Savings deposits	527	6	1.46%	448	2	0.60%
Time deposits	24,778	963	5.18%	123503	372	3.67%
Short-term borrowings	574	29	6.74%	46	—	0.00%
Property mortgage and long term borrowings	2,441	119	6.51%	2,702	104	5.13%

Total interest bearing liabilities	56,740	1,902	4.47%	32,256	767	3.17%
Demand deposits—non-interest bearing	24,616			21,055
Other non-interest bearing liabilities	577			10,628
Shareholders’ equity	13,303			10,173
Total liabilities and shareholders’ equity	$95,236			$74,111

Net interest income		$3,473			$2,468

Interest rate spread (3)			4.05%			4.54%
Net interest margin (4)			5.51%			5.88%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan fees of $73,000 and $178,000, for the three and nine months ended June 30, 2007, respectively and $38,000 and $94,000 for the three and nine months ended June 30, 2006.

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

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$568	$66	$634
Taxable investment securities	(17)	13	(4)
Federal funds sold	63	—	63
Interest bearing deposits with other banks	(32)	1	(31)
Increase in interest income	$582	$80	$662

Interest Bearing Liabilities:
NOW and money market deposit accounts	$78	$62	$140
Savings deposits	1	1	2
Time deposits	214	37	251
Short-term borrowings	3	1	4
Long term borrowings	(1)	(1)	(2)
Increase in interest expense	295	100	395
Increase (decrease) in net interest income	$287	$(20)	$267

	Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006
	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$1,212	$119	$1,331
Taxable investment securities	(41)	23	(18)
Federal funds sold	168	7	175
Interest bearing deposits with other banks	(59)	4	(55)
Increase in interest income	$1,280	$153	$1,433

Interest Bearing Liabilities:
NOW and money market deposit accounts	$237	$93	$330
Savings deposits	1	2	3
Time deposits	292	102	394
Short-term borrowings	18	2	20
Long term borrowings	(8)	19	11
Increase in interest expense	540	218	758
Increase (decrease) in net interest income	$740	$(65)	$675

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

For the three months ended June 30, 2007, the Bank made $75,000 in provisions for loan losses, compared to $90,000 for the three months ended June 30, 2006.  For the three months ended June 30, 2007, the Bank charged off $7,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $3,000 for net charge-offs of $4,000. For the three months ended June 30, 2006, the Bank charged off $12,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $1,000 for net charge-offs of $11,000. The factors combined increased the Allowance for Loan Losses to $717,000 or 0.91% of the portfolio at June 30, 2007 as compared to 0.91% at September 30, 2006. This amount represents management’s estimate of probable losses inherent in the portfolio.  For the nine months ended June 30, 2007 and June 30, 2006, the provision for loan losses was $220,000 and $180,000, respectively.  For the nine months ended June 30, 2007, the Bank charged-off $58,000 in commercial and consumer loans and had recoveries of loans previously charged-off of 5,000 for a net charge-off of $53,000.  For the nine months ended June 30, 2006, the Bank charged-off $22,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $2,000 for a net charge-off of $20,000.

Other Income

For the three months ended June 30, 2007, other income decreased $40,000 from $144,000 during the three months ended June 30, 2006, to $104,000. The majority of the decrease was related to the decrease in sublease income in PGI Equity Partners, LP.  For the nine months ended June 30, 2007, other income decreased $76,000 from $385,000 during the nine months ended June 30, 2006 to $309,000. The decrease also was due to the decrease in sublease income.

Non-Interest Expenses

For the three months ended June 30, 2007, salaries and employee benefits were $691,000 compared to $420,000 for the three months ended June 30, 2006.  The increase in salaries and employee benefits was due to the Bank’s continued growth and new branch openings and the corresponding addition of new employees.  Stock based compensation recognized for the three months ended June 30, 2007 totaled $92,000. Occupancy and equipment expenses for the three months ended June 30, 2007 decreased from $109,000 for the three months ended June 30, 2006 to $84,000.  Professional fees paid for accounting and legal services, including regulatory filings and audit services, totaled $76,000 and $63,000, respectively, for the three months ended June 30, 2007 and 2006.  The increase was due to an increase in expense for professional tax and consulting fees.  Other expenses increased from $268,000 for the three months ended June 30, 2006, to $367,000 for the three months ended June 30, 2007.  This increase in other expenses was also a result of the growth of the Bank and the increase in employees and the start-up expenses for the opening of the branch in Marble Falls.

Income Taxes

No federal tax benefit has been recorded for the three and nine months ended June 30, 2007, based upon net operating losses incurred and carried forward in previous years. Because of the Company’s limited operating history, the federal tax benefit of the cumulative losses has been fully reserved against.  The Company has now achieved profitability for the previous six quarters and therefore, the Company continues to evaluate whether the trend of profitable operations supports the recording of federal tax benefits in a subsequent quarter.  However, due to the uncertainties in the current interest rate environment, the start-up costs associated with the Company’s branch expansion and the costs necessary to implement Sarbanes-Oxley Section 404 compliance in the next fiscal year, the

Company believes a valuation allowance is warranted and will continue to monitor and evaluate the need for a valuation allowance.

Financial Condition

Loan Portfolio

Net loans increased $18,381,000 (30.8%) to $78,001,000 from $59,620,000 between June 30, 2007 and September 30, 2006. The concentration within the portfolio has shifted over time from the previous concentration of agricultural loans to real estate and commercial loans.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio (in thousands):

	As of June 30, 2007	As of September 30, 2006

Agriculture	$2,758	$2,989
Commercial	28,451	19,068
Commercial real estate	18,129	18,582
Residential real estate	9,079	8,221
Construction real estate	13,940	4,329
Consumer and other	6,361	6,981
Gross Loans	78,718	60,170
Less: allowance for loan losses	(717)	(550)

Net Loans	$78,001	$59,620

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

For the three month and nine month periods ended June 30, 2007, the majority of new loan growth came from the Austin market reflecting a broader, more diverse mix of industries and borrowers.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Loan Maturities

The following table presents the contractual maturity ranges for agricultural, commercial, real estate and consumer loans outstanding at June 30, 2007, and at September 30, 2006, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate (in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
June 30, 2007	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Agricultural	$33	$1,687	$—	$551	$—	$487	$2,758
Real estate – residential	1,470	2,205	1,888	2,312	1,204	—	9,079
Real estate – commercial	201	7,841	284	8,819	—	984	18,129
Real estate – construction	1,001	5,039	181	6,251	—	1,468	13,940
Commercial	2,302	14,813	1,114	10,216	—	6	28,451
Consumer and other	421	4,510	757	634	18	21	6,361
Total	$5,428	$36,095	$4,224	$28,783	$1,222	$2,966	$78,718

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
September 30, 2006	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Agricultural	$6	$2,137	$—	$342	$—	$504	$2,989
Real estate – residential	163	2,635	1,976	1,914	1,533	—	8,221
Real estate – commercial	323	3,335	258	9,928	—	4,738	18,582
Real estate – construction	1,049	202	1,013	2,065	—	—	4,329
Commercial	173	12,118	1,589	5,050	27	111	19,068
Consumer and other	559	5,166	652	550	31	23	6,981
Total	$2,273	$25,593	$5,488	$19,849	$1,591	$5,376	$60,170

As of June 30, 2007, 52.7% of the loan portfolio, or $41,523,000, matures within one year or less and $67,844,000 of the loan portfolio, or 86.2%, are variable rate loans.  At September 30, 2006, 46.3% of the loan portfolio or $27,866,000, matured within one year or less and $57,818,000 of these loans, or 84.5%, were variable rate loans.

Investment Securities

The primary purposes of the investment portfolio are to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits, and to control interest rate risk. In managing the portfolio, the Bank seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

The following tables set forth the amortized cost and fair value of the Bank’s securities portfolio by accounting classification category and by type of security as indicated (in thousands) as of June 30, 2007 and September 30, 2006:

	As of June 30, 2007		As of September 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Government Agencies	$9	$9	$14	$14
Other mortgage backed securities	2	2	2	2
Total Securities Available for Sale	$11	$11	$16	$16

Securities Held to Maturity:
U.S. Government Agencies	$1,446	$1,446	$2,000	$1,996
Other mortgage backed securities	5	4	6	5

Total Securities Held to Maturity	$1,451	$1,450	$2,006	$2,001

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years. Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets as of June 30, 2007, and September 30, 2006 (in thousands except for percentages):

	As of June 30, 2007	As of September 30, 2006
Non-accruing loans	$95	$123
Loans 90 days or more past due, still accruing interest	—	—

Total non-performing loans	95	123
Other real estate owned	76	41
Other repossessed assets	1	5

Total non-performing assets	$172	$169

Total non-performing loans to total loans	0.22%	0.20%
Allowance for loan losses to non-performing loans	417%	447%
Total non-performing assets to total assets	0.15%	0.17%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments are applied to principal and not taken into income. Loans are not placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $1,400 for the three months ended June 30, 2007 and $2,600 for the three months ended June 30, 2006. This amount was not included in interest income during this period.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. As of June 30, 2007 and September 30, 2006, we had $95,000 and $123,000 in non-accrual loans, respectively. There were no loans contractually past due over 90 days which continued to accrue interest on June 30, 2007 and September 30, 2006, based upon specific information available at that time to management.  In compliance with these statutes, we have developed pro forma financial statements assuming that no loans will continue to accrue interest if they become 90 days past due, and instead transfer all such loans to non-accruing status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms.  There were no troubled debt restructurings outstanding as of June 30, 2007 and September 30, 2006.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement. As of June 30, 2007, and September 30, 2006, we had $76,000 and $41,000, respectively, in other real estate owned.  The property consists of three single family dwellings located in Texline and Dalhart, Texas.  Repossessed assets totaled $1,000 and $5,000, respectively, at June 30, 2007 and September 30, 2006.

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

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. Core deposits consist of checking accounts (non-interest bearing), “NOW” accounts, money market accounts, savings accounts, and non-public certificates of deposit. These deposits, along with public fund deposits and short-term borrowings, are used to support our asset base. Deposits are obtained predominantly from the geographic trade areas surrounding our office locations. We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  As the competition for deposits has increased, we have continued to expand and diversify the Bank’s funding sources.  For the three months and nine months ended June 30, 2007, we have increased institutional deposits to ensure adequate funding of our loan growth.

The following table sets forth the maturities of time deposits $100,000 and over as of June 30, 2007, and September 30, 2006 (in thousands):

	As of June 30, 2007	As of September 30, 2006
Time deposits $100,000 and over:
Maturing within three months	$9,822	$1,949
After three months but within six months	2,281	3,982
After six months but within 12 months	3,198	3,058
After 12 months	1,412	—

Total time deposits $100,000 and over	$16,713	$8,989

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Return on assets	0.06%	0.18%	0.21%	0.11%
Return on equity	0.45%	1.20%	1.60%	0.75%
Dividend payout ratio	0%	0%	0%	0%
Equity to assets ratio	13.36%	15.02%	13.36%	15.02%

Capital Resources

In connection with the Company’s initial public offering on May 7, 2004, we issued approximately 315,000 of warrants to purchase registered common stock at an exercise price of $10 per share, with an expiration date of June 30, 2007.  A total of approximately 175,000 warrants were exercised prior to the expiration date resulting in an increase in the Company’s capital of $1,750,000.  During the three months ended June 30, 2007, 168,265 warrants were exercised, thereby increasing the Company’s capital by $1,682,650.  The unexercised warrants expired as of June 30, 2007.  The capital from the warrants will be used to support the continued growth of the Bank.

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

As of June 30, 2007 and as of September 30, 2006, the most recent notifications from the federal Banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least

6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of June 30, 2007 and September 30, 2006. The required and actual amounts and ratios for the Bank as of June 30, 2007 and September 30, 2006, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Tier 1 capital (to average assets)	$8,878	9.49%	$3,742	4%	$4,678	5%
Tier 1 capital (to risk-weighted assets)	8,878	10.18%	3,490	4%	5,234	6%
Total Capital (to risk-weighted assets)	9,595	11.00%	6,979	8%	8,724	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2006
Tier 1 capital (to average assets)	$8,213	11.07%	$2,967	4%	$3,709	5%
Tier 1 capital (to risk-weighted assets)	8,213	11.39%	2,885	4%	4,328	6%
Total Capital (to risk-weighted assets)	8,763	12.15%	5,771	8%	7,213	10%

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

As of
June 30, 2007
Gross proceeds from sale of shares	$13,276,271
Gross proceeds from exercise of warrants	1,522,600
Amounts receivable as of December 31, 2004	—
Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	(507,302)
Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	(1,015,332)
Contribution to the capital of the Bank	(7,500,000)
Payments to directors and officers (bonuses and directors’ fees)	(202,368)
Payments to officers (salary and benefits)	(337,108)
Other payments to affiliates for services	(149,057)
Limited partnership investment in affiliated limited partnership	(1,030,000)
Loan to affiliated company	(46,037)
Repurchase of shares issued	(50,005)
Payment of additional operating expenses (estimated)	(1,030,200)
Remaining net proceeds	$2,156,462

In connection with the Company’s initial registered public offering on May 7, 2004, we issued warrants to purchase approximately 315,000 shares common stock at an exercise price of $10 per share, with an expiration date of June 30, 2007.  A total of approximately 175,000 warrants were exercised prior to the expiration date resulting in a total increase in the Company’s capital of $1,750,000.  Of the total warrants exercised, $1,522,600 of the proceeds had been received in cash by June 30, 2007.  The unexercised warrants expired as of June 30, 2007.  The capital from the warrants will be used to support the continued growth of the Bank.

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

TREATY OAK BANCORP, INC.

Dated: August 13, 2007	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, President and Chief Executive Officer

	By:	/s/ Coralie S. Pledger
Coralie S. Pledger, Chief Financial Officer