Form 10KSB
period 2007-09-30
TREATY OAK BANCORP INC
filed 2007-12-31
CIK 1276130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

Commission File Number: 000-52911

Treaty Oak Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Texas	20-0413144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Westlake Drive, Austin, Texas	78746
(Address of Principal Executive Offices)	(Zip Code)

(512) 617-3600
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:    None.

Securities registered under Section 12(g) of the Exchange Act:    Common stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The issuer’s revenues for its most recent fiscal year were approximately $7,849,000.

The aggregate market value of the common stock held by non-affiliates, based upon the last reported sales price at which the common stock was sold as of December 1, 2007, was $24,589,880.

The number of shares outstanding of common stock, par value $0.01 per share, as of the close of business on December 1, 2007 was 2,975,734.

Selected portions of the registrant’s definitive proxy statement for the 2008 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check One):    Yes ☐; No  ☒

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

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

i

Part I

Item 1.                    Description of Business

Overview

Holding Company

Treaty Oak Bancorp, Inc. (the “Company,” “we,” “us,” or “our” hereafter) was incorporated under the laws of the State of Texas on November 18, 2003.  Our primary business is to own and manage our wholly-owned banking subsidiary, Treaty Oak Bank, which is a Texas state-chartered banking association (the “Bank”).  On November 15, 2006, we acquired Treaty Oak Holdings, Inc., one of our original organizing shareholders, by merging Treaty Oak Holdings, Inc. with and into us.  As a result of the merger transaction, we now control all of the property where our offices and the headquarters of the Bank are located.

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

On November 15, 2007, we announced plans to terminate the registration of our common stock under the Securities Exchange Act of 1934 and, therefore, terminate our obligations to file reports with the Securities and Exchange Commission. This “going private” transaction would be accomplished through an amendment (the “Amendment”) to our Articles of Incorporation, which would (i) authorize 2,500,000 shares of a new Series A Preferred Stock and (ii) effect a reclassification of all shares of our common stock held by record shareholders owning less than 2,500 shares of our common stock into shares of our Series A Preferred Stock on a one-for-one basis (the “Reclassification”). Those shareholders receiving shares of our Series A Preferred Stock in the Reclassification would have the option to sell those shares to us at any time during the 30 day period following the Reclassification at a cash price equal to $11.00 per share.  The Amendment must be approved by holders of at least two-thirds of the outstanding shares of our common stock.  If the Amendment is approved by the requisite vote of our shareholders and, after the Reclassification, we have fewer than 300 shareholders of record, we intend to terminate the registration of our common stock under the Securities Exchange Act of 1934 and become a non-reporting company. If that occurs, we will no longer file periodic reports with the Securities and Exchange Commission, including annual reports on Form 10-KSB and quarterly reports on Form 10-QSB, and we will no longer be subject to the SEC’s proxy rules.

Bank

The primary focus of our Austin branch is on medium and small commercial businesses (including professionals such as doctors, dentists and lawyers) and real estate lending (including interim construction and commercial real estate loans), while our Texline branch has continued to focus primarily on agricultural lending. As of September 30, 2007, the Bank had total assets of approximately $110,554,000 and total deposits of approximately $99,730,000.

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

On June 28, 2005, the Bank acquired a 50% ownership interest in Treaty Oak Mortgage, LLC (“Treaty Oak Mortgage”), which offices in the same building as the Company and the Bank. Treaty Oak Mortgage is a mortgage broker focused primarily on a wide range of residential lending products that complement our own products and provide a greater degree of residential mortgage flexibility. We do not have a controlling financial interest in Treaty Oak Mortgage, and it is, therefore, not included in our consolidated results of operations.

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

We believe the operations of Treaty Oak Mortgage and TOCG are not significant when compared to the operations of the Bank.

Primary Clients and Markets

In the Austin area, the Bank concentrates on small and middle market businesses and individual clients with net worth in excess of $1,000,000.  The Bank’s Texline branch in the Texas panhandle continues to concentrate its efforts primarily in agricultural lending.  We believe that the diverse nature of customers in the target markets provides a varied client base and allows the Bank to spread lending risk over different industries.  We plan to open additional branches through internal growth and capital expansion, but do not compete on a retail basis with the large national banks that have branches located in and around Austin.  Our branch in Marble Falls, Texas opened in July 2007 and we anticipate that our new branch in Barton Creek, in southwest Austin, will open in January 2008.  In October 2007, we opened a small one-person office in a retirement community known as Querencia that is located near the Barton Creek branch.

Banking Operations

Our core services include traditional banking activities, such as personal and commercial deposit accounts and loans, as well as finance, consulting, and treasury services. Ancillary services include notary services, safe deposit boxes, cashiers’ checks and money orders, traveler’s checks, wire transfers, and other services.

The Bank is an active business lender, with approximately 35% of its total loans as commercial loans, 52% as residential, commercial and construction real estate loans, and the balance in agricultural and personal lending. The Bank’s primary targeted businesses are those requiring aggregate loans in the $100,000 to $10,000,000 range. The Bank offers business-oriented banking products and services, including the following:

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

•              Developing mutual referral relationships with organizations offering complementary services.

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

Part of our growth will come from the opening of new offices. Our branch in the Marble Falls/Horseshoe Bay area in the Texas Hill Country 45 miles northwest of Austin opened in July 2007, while our Barton Creek branch in West Austin is expected to open in January 2008. Given the number of banks and bank branches in the Austin, Texas market, the success of electronic banking services, courier services and other remote banking alternatives that we provide our clients, and our desire to maintain our levels of service, we carefully review both the location of proposed branches and the timing of their opening when planning for expansion.

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

Additionally, we offer remote deposit services via internet integrated devices that reside at our commercial clients’ offices, thereby reducing the need for customers to drive to a branch location for deposit services.

We have contracted with third party vendors to provide both basic computer systems and advanced security measures. All banking transactions are encrypted and routed behind the security system. Clients are able to access the Bank’s services through any Internet service provider by means of a secure Web browser.

Mortgage Services

Treaty Oak Mortgage is a full service residential mortgage brokerage offering an array of residential mortgage products, while Treaty Oak Commercial Group is a commercial mortgage brokerage sourcing various long-term fixed rate commercial mortgage loans. Under the conditions to acquire granted by the TDB, Treaty Oak Mortgage and TOCG are managed on a day-to-day basis by its officers, but all decisions are ultimately under the control of the Bank to ensure that the mortgage operation does not inadvertently engage in a service or activity inconsistent with state banking regulations. Neither mortgage brokerage originates or holds loans for its own account.

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

Market Analysis

Competition

Competition within the banking business in our primary market area of Austin and Central Texas continues to increase. We compete with some of the largest banking organizations in the state and the country. In addition, we face competition from other financial institutions, such as federally and state-chartered savings and loan institutions, and other lenders engaged in the business of extending credit or taking investment monies, such as consumer finance companies and mutual funds. Our competitors also include well-capitalized local banks, branches of large regional or national banks, and state-regulated entities offering bank-like services and products. In addition, there are also quasi-banking institutions, such as credit unions and brokerage houses that may compete with us. These types of competitors have the ability to make loans, issue credit cards, cash checks, conduct wire transfers, and mimic most other banking functions.

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

Employees

We have a total of 38 full time employees. Of those, 27 are employed at the Austin headquarters; five are employed in Texline, Texas, five in Marble Falls, Texas, and one at our Barton Creek branch in Austin, Texas.

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

Banking is a complex, highly regulated industry. Consequently, our growth and earnings performance and those of the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (“Federal System”), the FDIC, the Texas Department of Banking, the Internal Revenue Service, and state taxing authorities. The effect of these statutes, regulations, and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory system are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies, and the banking industry. The system of supervision and regulation applicable to us and our banking subsidiary establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the bank’s depositors, and the public, rather than the shareholders and creditors. The following is an attempt to summarize some of the relevant laws, rules, and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules, and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Treaty Oak Bancorp, Inc.

We are a bank holding company registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Certain acquisitions.  The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the USA PATRIOT Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions. The Federal Reserve is also required to consider the record of a bank holding company in meeting the needs of its community under the Community Reinvestment Act, which is discussed below.

Under the Bank Holding Company Act, any bank holding company located in Texas, if adequately capitalized and adequately managed, may purchase a bank located outside of Texas, subject to certain restrictions.  See further discussion on branch banking under “-The Bank-Branch Banking” below. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Texas may purchase a bank located inside Texas. In each case, however, restrictions currently exist on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. The Financial Institutions Reform, Recovery and Enforcement Act increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. The Financial Institutions Reform, Recovery and Enforcement Act also expanded the scope of individuals and entities against which such penalties may be assessed.

Anti-tying restrictions.  Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends.  Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below. As a Texas corporation, we are restricted under the Texas Business Corporation Act from paying dividends under certain conditions. Under Texas law, we cannot pay dividends to shareholders if the dividends exceed our surplus or if after giving effect to the dividends, we would be insolvent.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “SOX Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  Among other requirements, the SOX Act, along with related SEC rules and regulations, established: (i) new requirements for audit committees of public companies, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officers and chief financial officers of reporting companies; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies regarding various matters relating to corporate governance; (v) new and increased civil and criminal penalties for violation of the securities laws; and (vi) the issuance of management’s assessments and auditors’ reports on reporting companies’ internal controls.

The Bank

The Bank is subject to various requirements and restrictions under the laws of the United States and the State of Texas, and to regulation, supervision, and regular examination by the Texas Department of Banking and the Federal Deposit Insurance Corporation. The Texas Department of Banking and the Federal Deposit Insurance Corporation have the power to enforce compliance with applicable banking statutes and regulations. These requirements and restrictions include requirements to maintain reserves, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, and restrictions relating to investments and other activities of the Bank.

Regulation of lending activities.  Loans made by the Bank are subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, the Texas Finance Code, the Texas Consumer Credit Code, the Texas Consumer Protection Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, and adjustable rate mortgage disclosure requirements. Remedies to the borrower or consumer and penalties to the Bank are provided if the Bank fails to comply with these laws and regulations. The scope and requirements of these laws and regulations have expanded significantly in recent years.

Dividends.  All dividends paid by the Bank are paid to us, as the sole shareholder of the Bank. The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining its liquidity and preserving applicable capital ratios and servicing obligations. The dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements, and general business conditions.

The ability of the Bank, as a Texas banking association, to pay dividends is restricted under applicable law and regulations. Except in certain circumstances, the Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Texas Banking Commissioner.  All dividends must be paid out of net profits then on hand, after deducting expenses, including losses and provisions for loan losses. The Federal Deposit Insurance Corporation has the right to prohibit the payment of dividends by the Bank where the payment is deemed to be an unsafe and unsound banking practice. The Bank is also subject to certain restrictions on the payment of dividends as a result of the requirements that it maintain an adequate level of capital in accordance with guidelines promulgated from time to time by the Federal Deposit Insurance Corporation.

The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general, applicable tax rates in effect from year to year, and the discretion of the Board of Directors of the Bank. The Bank’s ability to pay dividends in the future will directly depend on the Bank’s future profitability, which cannot be accurately estimated or assured.

Capital adequacy.  Federal banking regulators have adopted capital adequacy regulations to which all national and state banks, such as the Bank, are subject. At September 30, 2007, Treaty Oak Bank was “well-capitalized” (as defined below) and had a total risk-based capital ratio of 10.61%, a Tier I risk-based capital ratio of 9.76%, and a leverage capital ratio of 8.78%.

Prompt Corrective Action.  Banks are subject to restrictions on their activities depending on their level of capital. The Federal Deposit Insurance Corporation’s “prompt corrective action” regulations divide banks into five different categories, depending on their level of capital. Under these regulations, a bank is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or more, a core capital ratio of 6% or more, and a leverage ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under these regulations, a bank is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or more, a core capital ratio of 4% or more, and a leverage ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a leverage ratio of 3% or more). Under these regulations, a bank is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a core capital ratio of less than 4%, or a leverage ratio of less than 4%. Under these regulations, a bank is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than 6%, a core capital ratio of less than 3%, and a leverage ratio of less than 3%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a leverage ratio of less than or equal to

2%. In addition, the Federal Deposit Insurance Corporation has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. Based on the foregoing classifications, the Bank was “well-capitalized” at September 30, 2007.

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

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities, and affects the deposit insurance premiums paid by the bank. The Federal Deposit Insurance Corporation is required to conduct a full-scope, on-site examination of every bank at least once every 18 months.

Banks also may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits without prior written regulatory approval. The Federal Deposit Insurance Corporation may permit, on a case-by-case basis, banks that are adequately capitalized to accept brokered deposits if the Federal Deposit Insurance Corporation determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

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

Deposit Insurance.  The Bank’s deposits are insured up to $100,000 per depositor per insured bank by the Bank Insurance Fund and certain retirement accounts are insured up to $250,000 per depositor per insured bank. As insurer, the Federal Deposit Insurance Corporation imposes deposit premiums and is authorized to conduct examinations of and to require reporting by the Bank. The Federal Deposit Insurance Corporation assesses insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. The Federal Deposit Insurance Corporation determines the deposit insurance assessment rates on the basis of the Bank’s capital classification and supervisory evaluations. The Bank’s deposits insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the Federal Deposit Insurance Corporation. Any increase in insurance assessments could have an adverse effect on the Bank’s earnings.

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

The Bank amended its Bank Secrecy Act Policy to include the provisions of the USA PATRIOT Act, including specific steps employed to properly identify individual customers and an enhanced due diligence program to identify suspicious activity of individual customers. Separate files are maintained to segregate identification records from other banking information. In addition, the Bank uses ancillary products to its core processing system that permit the identity of new customers to be immediately verified at account opening, as well as compare the new customer’s information against lists of known terrorist or money laundering individuals and organizations. The policy also includes procedures to be followed should a match occur in comparing customers with lists of known terrorist organizations or individuals. The funding of transactions is prohibited unless certain procedures for identification have been fulfilled. The policy also includes provisions for training and periodic audit.

Transactions with affiliates.  Transactions between the Bank and any of its affiliates (including Treaty Oak Bancorp) are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of a bank for purposes of Sections 23A and 23B unless it engages in activities not permissible for a national bank to engage in directly. Generally, Sections 23A and 23B (1) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans to an affiliate, the purchase of or investment in securities issued by an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee for the benefit of an affiliate, and similar transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is also restricted in the loans that it may make to its executive officers and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of the Company, and certain entities affiliated with any such person.

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

Enforcement authority.  The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against a bank or certain “institution-affiliated parties” primarily including management, employees, and agents of a financial institution, as well as independent contractors such as attorneys, accountants, and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty, or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, or take other action as determined by the ordering agency to be appropriate.

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

Risk Factors

If any of the following risks actually occurs, our business, financial condition, or operating results could be materially adversely affected.

We face intense competition from a variety of competitors.

The banking business in our markets and the surrounding areas has become increasingly competitive over the past several years, and the level of competition continues to increase. In our primary operating area of West Lake Hills, Texas, a suburb of Austin, Texas, there are 21 different banks operating from 16 different locations. The profitability of the Bank (and thus our profitability) depends in large part on the Bank’s ability to compete effectively in our banking markets.

Many non-bank competitors are not subject to the same degree of regulation as we are, have advantages over us in providing some services, and may be able to offer more favorable financing alternatives than the Bank. Many competitors are larger than we are and have greater access to capital and other resources. The Bank also competes with companies located outside of our banking markets that provide financial services to persons within our banking markets.

If this competition forces us to offer aggressive loan and deposit rates, the Bank’s net interest margin will be diminished. This may decrease net interest income and adversely affect our financial performance and results of operations. Many of our competitors have established customer bases and offer services, such as extensive and established branch networks and trust services.

Though we believe that our approach to providing services allows us to be a successful competitor in the area’s financial services market, there is no assurance that we will be able to compete successfully with other financial service providers serving our banking markets. Our inability to compete effectively could have a material adverse effect on our growth and profitability.

We could be affected adversely by lending activities.

The Bank’s loan portfolio and investments in marketable securities could subject us to a concentration of credit risk. Inherent risks in lending include the inability to compete with other lenders, lack of control over fluctuations in interest rates, and economic downturns. We use high credit standards to reduce the risk of uncollectible loans and variable interest loans to offset the risk of interest rate fluctuations, have developed attractive loan products, and take other measures to reduce inherent lending risks. During its initial years of operations, the Bank’s legally mandated lending limits has been lower than those of many of our competitors because we have had less capital than many of our competitors. Our lower lending limits may discourage potential borrowers who have lending needs that exceed our limits, which may restrict our ability to establish relationships with larger businesses in our area. We plan to serve the needs of these borrowers by selling loan participations to other institutions where appropriate and acceptable to the clients. The Bank maintains reserves against loan losses and periodically reevaluates its credit standards, but its lending activities may have an adverse impact on our profitability.

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

Changes in the general level of interest rates also affect, among other things, the Bank’s ability to make new loans, the value of interest-earning assets and the Bank’s ability to realize gains from the sale of such assets, the average life of interest-earning assets, and the Bank’s ability to obtain deposits in competition with other available investment alternatives. Interest rates are highly sensitive to many factors beyond the Bank’s control, including government monetary policies and domestic and international conditions, both economic and political.

We believe that the Bank is no more or less interest rate sensitive than other commercial banks, generally. We will attempt to maintain a favorable match between maturities or “repricing dates” of our interest earning assets and interest bearing liabilities.  However, we cannot assure you that the Bank will achieve positive net interest income.

An economic downturn, especially one affecting our primary service area, may have an adverse effect on our financial performance.

As a holding company for a community bank, our success depends on the general economic condition of the regions in which we operate, which we cannot forecast with certainty. Unlike many of our larger competitors, the majority of our borrowers and depositors are individuals and small-to medium-sized businesses located or doing business in our local banking markets. As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of our larger, more geographically diverse competitors. Factors that adversely affect the economy in our local banking markets could reduce our deposit base and the demand for our products and services, which may decrease our earnings.

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

In addition, increases in our client base produce increased demands on sales, marketing, administrative, and client service resources. Our inability to generate satisfactory revenues from expanded services and products to offset the cost of developing and implementing them could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

•              employment rates; and

•              population trends.

The success of the Bank depends in significant part upon its ability to maintain a sufficiently large interest margin between the rates of interest it receives on loans and other investments and the rates it pays out on deposits and other liabilities. The monetary and economic factors listed above, and the need to pay rates sufficient to attract deposits, may adversely affect the ability of the Bank to maintain an interest margin sufficient to result in operating profits. Please refer to Part I, Item 1 “Supervision and Regulation” above for additional information.

We are subject to extensive regulatory oversight, which could restrain our growth and profitability.

Federal and state regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business, as they do those of other banking organizations. Many of these regulations are intended to protect depositors, the public, or the FDIC insurance funds, not shareholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on our business, results of operations, and financial condition. Also, the burden imposed by those federal and state regulations may place banks in general, and Treaty Oak Bank in particular, at a competitive disadvantage compared to less regulated competitors. Any failure to comply with these laws, regulations, rules, and standards could lead to termination or suspension of licenses, rights of rescission for borrowers, class action lawsuits, and administrative enforcement actions, any of which could have a material adverse impact on the our financial condition and results of operations. Please refer to Part I, Item 1 “Supervision and Regulation” above for additional information concerning the regulation of the banking industry applicable to our business.

We are also subject to requirements with respect to the confidentiality of information obtained from clients concerning their identity, business and personal financial information, employment, and other matters. The Bank’s personnel are required to keep all such information confidential. Failure to comply with confidentiality requirements could result in material liability to us and adversely affect our business.

We may be required to provide capital resources support to the Bank.

The Board of Governors of the Federal Reserve System requires a bank holding company to act as a source of financial and managerial strength to its subsidiary bank. The Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to do so. We used a portion of the proceeds of our initial public offering to, among other things, make capital injections into the Bank and fund business operations in Austin. We may be required in the future to make further capital injections into the Bank under this policy.

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

In particular, we believe Jeffrey L. Nash, Coralie S. Pledger, and Charles T. Meeks are important to our success. Jeff Nash has been instrumental in our organization and is our chief executive officer. Coralie Pledger is our chief financial officer and is responsible for all accounting and financial performance measurement tracking activities. Charles Meeks has over 40 years of banking experience and serves as our and the Bank’s chairman of the board of directors. If any of these individuals leaves his or her respective position, our financial condition and results of operations may suffer.

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

Goodwill from the Texline State Bank acquisition.

We accounted for our acquisition of Texline State Bank as a purchase transaction in accordance with GAAP. Under this accounting treatment, and in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the purchase price was assigned to the fair value of the net tangible and intangible assets acquired, and the amount in excess thereof ($1,161,000) was assigned to “goodwill.” In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, qualifying intangibles, such as core deposit intangibles, are to be amortized by charges to future earnings over their expected useful lives. Amortization of core deposit intangibles is non-deductible for tax purposes. The remaining goodwill was capitalized and will be evaluated for impairment (diminished value) on an annual basis or if circumstances arise in which it is more likely than not that the fair market value of the related reporting unit has been reduced. If such goodwill were to be deemed impaired, that impairment would be measured, and any such amount would be charged against current earnings.

Our ability to pay dividends is limited.

Our ability to pay dividends to our shareholders depends in large part on the Bank’s ability to pay dividends to us. The board of directors of the Bank intends to retain earnings to promote growth, build capital, and recover any losses incurred in prior periods. Accordingly, we do not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends. Please refer to Part I, Item 1 “Supervision and Regulation” above for additional information.

Provisions in our charter documents limit your ability to approve or deny matters affecting our operations and could delay or prevent a change in corporate control.

Under our charter documents, our Board of Directors and officers have broad powers to make most of the decisions affecting our operation without further shareholder approval. Those powers include the authority to issue preferred stock in one or more series, to fix the rights, designations, preferences, privileges, qualifications, and restrictions of the preferred stock, and, to the extent hereafter permitted by law, to amend our articles of incorporation to fix the voting rights of any unissued or treasury shares of any class of preferred stock. Additionally, our Board of Directors, without shareholder approval, may issue shares of preferred stock with conversion, voting, and other rights that could affect the rights of our common shareholders adversely. These provisions have the effect of limiting your ability as a shareholder to approve or deny matters affecting our operations.

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

There is limited trading in our common stock.

Our shares of common stock are traded on the Over-the Counter Bulletin Board. In the event you want to dispose of your common stock, you may not be able to find a buyer willing to pay the price that you paid per share or within an anticipated timeframe.

If we are not profitable, you may lose part or all of your investment.

Our profitability depends in large part on the Bank’s profitability.  We can give no assurance whether the Bank will continue to operate profitably. If the Bank is ultimately unsuccessful, you may lose part or all of your investment in our common stock. Your investment is not insured by the FDIC.

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

Your shares are not an insured deposit.

Your investment in our common stock is not a bank deposit and is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Your investment is subject to investment risk.

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”).  You may read and copy any materials that we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains a website that contains these SEC filings.  You can obtain these filings at the SEC’s website at http://www.sec.gov.

We also make available free of charge on or through our website (http://www.treatyoakbank.com) our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2.                    Description of Property

Our principal offices and the main location of the Bank are located at 101 Westlake Drive, Austin, Texas 78746 in a building of 15,851 square feet. Approximately 3,000 square feet of the building is leased to an unrelated association. The property is subject to a mortgage secured under a deed of trust with Prudential Mortgage Capital Company, LLC in the principal amount of $2.6 million.

The Bank’s Texline branch, Texline State Bank, is located at 111 N. 2nd Street, Texline, Texas 79087.  The Bank owns the 2,817 square foot building in which our Texline branch is located.  The Bank leases its facilities in Marble Falls and at Barton Creek, which leases expire in November 2017 and January 2023, respectively.

We believe our properties are suitable for their purposes and adequate for our business as currently conducted.

Item 3.                    Legal Proceedings

NONE.

Item 4.                    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.

Part II

Item 5.                    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

General

Our common stock is traded on the OTC Bulletin Board, under the symbol “TOAK.”  The shares have been traded since October 1, 2004, though to date trading activity has been limited with the most recent transaction selling at $10.00 per share on December 17, 2007.  The initial public offering of our stock that closed September 30, 2004, priced our common stock at that time at $8.33 per share.  The following table sets forth, for the periods indicated, the high and low sales prices for the common stock since October 1, 2005:

	High	Low
2006
First Quarter ended December 31, 2005	$8.50	$8.50
Second Quarter ended March 31, 2006	$8.50	$8.35
Third Quarter ended June 30, 2006	$8.70	$8.35
Fourth Quarter ended September 30, 2006	$9.00	$8.50

2007
First Quarter ended December 31, 2006	$9.00	$8.00
Second Quarter ended March 31, 2007	$12.00	$8.50
Third Quarter ended June 30, 2007	$11.50	$10.00
Fourth Quarter ended September 30, 2007	$10.50	$10.00

2008
First Quarter ending December 31, 2007 (1)	$10.50	$9.75

(1) Through December 17, 2007

The quotations reflect inter-dealer prices without retail markups, markdowns or commissions and do not necessarily represent actual transactions.  The quotations were derived from the Electronic Quotation and Trading System for OTC Securities; the OTC Bulletin Board.

On December 17, 2007, the last reported sales price for the common stock on the OTC Bulletin Board was $10.00 per share.  As of December 17, 2007, we had 593 holders of record of our common stock.

The Company’s registrar and transfer agent is Continental Stock Transfer & Trust Company, 17 Battery Place, New York, New York 10004.

Dividends

We have never declared or paid any dividends on our capital stock. We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon regulatory requirements, and our results of operations, financial condition, and capital requirements, among other factors. We expect initially to have no material source of income other than dividends that we receive from the Bank. Therefore, our ability to pay dividends to our shareholders will depend on the Bank’s ability to pay dividends to us. The Board of Directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods. Accordingly, we do not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends, and the Bank is currently restricted from paying dividends for at least three years from the date of acquisition of Texline State Bank, which was completed on November 2003, as a condition of our regulatory approval.

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

From the offering proceeds, we paid our organizing shareholder and affiliate, Treaty Oak Holdings, for reimbursement of expenses and advances on our behalf in connection with our offering and repayment of the amount due under a convertible promissory note. Treaty Oak Holdings owned approximately 39% of our common stock, but was acquired by us in a transaction that closed on November 15, 2006. We contributed to the capital of the Bank and paid operating expenses including repayment of certain costs previously paid by Treaty Oak Holdings. We also repaid principal and interest under unsecured promissory notes issued in connection with the purchase price of the Bank, and have paid ongoing operating expenses. These payments are summarized in the table below:

As of
September 30, 2007
Gross proceeds from sale of shares	$13,276,271
Amounts receivable as of December 31, 2004	—
Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	(507,302)
Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	(1,015,332)
Contribution to the capital of the Bank	(7,500,000)
Payments to directors and officers (bonuses and directors’ fees)	(207,368)
Payments to officers (salary and benefits)	(348,108)
Other payments to affiliates for services	(149,057)
Limited partnership investment in affiliated limited partnership	(1,030,000)
Loan to affiliated company	(46,037)
Repurchase of shares issued	(50,005)
Payment of additional operating expenses (estimated)	(1,030,900)
Remaining net proceeds	$617,162

Equity Compensation Plan

On January 19, 2004, the 2004 Stock Incentive Plan (the “Plan”) was adopted by our Board of Directors for the purpose of providing eligible persons in our service with the opportunity to acquire or increase their proprietary interest in us as an incentive for them to remain in such service.  The Plan initially set aside 500,000 shares of our common stock.  The number of shares of common stock available for issuance under the Plan automatically increases on the first business day of January each calendar year during the term of the Plan by an amount equal to two percent (2%) of the total number of shares of Common Stock outstanding on the last business day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 100,000 shares.  At September 30, 2007 there were a total of 433,300 options outstanding, 49,507 restricted stock shares issued and outstanding, 659,376 total shares issuable under the Plan and 176,569 shares available for issuance.

EQUITY COMPENSATION PLAN INFORMATION

The Plan, and all amendments thereto, had been approved by our shareholders. The following table sets forth certain information as of September 30, 2007 about our equity compensation plans:

	(a)	(b)	`	(c)
Plan Category	Number of shares of our common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of our common stock remaining available for future issuance under equity compensation plans (exceeding securities reflected in column (a))
2004 Amended and Restated Stock Incentive Plan	482,807	$8.74		176,569

Other equity compensation plans approved by our security holders	N/A	N/A		N/A

Equity compensation plans not approved by our security holders	N/A	N/A		N/A

Recent Sales of Unregistered Securities

Pursuant to the Agreement and Plan of Merger, dated as of October 3, 2006, between us and Treaty Oak Holdings, Inc., we issued 1,094,163 shares of our common stock in exchange for 1,110,082 shares of Treaty Oak Holdings, Inc. common stock, which represented all of the issued and outstanding shares of Treaty Oak Holdings, Inc. We also issued warrants to acquire a total of 450,000 shares of our common stock to existing warrantholders of Treaty Oak Holdings, Inc., which warrants have an exercise price equal to the greater of (i) $6.67 per share or (ii) the book value per share of common stock and which are exercisable until November 15, 2011.  We issued the shares and warrants in a private transaction without registration in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transaction.

Item 6.                    Management’s Discussion and Analysis or Plan of Operation

Introduction

We are a bank holding company headquartered in Austin, Texas. We own all of the outstanding shares of Treaty Oak Bank (the “Bank”), which was acquired on March 9, 2004.  Treaty Oak Bancorp, Inc. acquired a Class D limited partnership interest in PGI Equity Partners, LP on December 30, 2004.  For comparative purposes, for the year ended September 30, 2005, results of operations include activity for PGI Equity Partners, LP for the period beginning December 31, 2004 and ending September 30, 2005.  The Bank acquired a 50% membership interest in Treaty Oak Mortgage, LLC on June 27, 2005, which is accounted for on the equity method of accounting.  The Bank acquired a 50% interest in Treaty Oak Commercial Group, LLC (“TOCG”) on June 29, 2006 for a purchase price of $100,000, which is accounted for on the equity method of accounting. Aside from its initial investment, the Company has no risk associated with operating expenditures or other liabilities of TOCG.

Recent Developments

On November 13, 2007 our Board of Directors appointed Marvin Bendele as a Class I director of our Board of Directors.  Mr. Bendele was appointed to fill the vacancy created after the passing of William T. Willis on September 29, 2007.  Mr. Bendele was also appointed as a member of our Audit Committee.

Also on November 13, 2007, our Board of Directors approved a plan to deregister our common stock under the Securities Exchange Act of 1934 and, therefore, terminate our obligations to file reports with the Securities and Exchange Commission.  This “going private” transaction would be accomplished through an amendment (the “Amendment”) to our Articles of Incorporation, which would (1) authorize 2,500,000 shares of a new Series A Preferred Stock and (2) effect a reclassification of all shares of our common stock held by record shareholders owning less than 2,500 shares of our common stock into shares of our Series A Preferred Stock on a one-for-one basis (the “Reclassification”).  Shares of common stock held by record shareholders owning 2,500 or more shares will remain outstanding and will be unaffected by the Reclassification.

The Amendment and Reclassification are subject to approval by the holders of two-thirds (2/3) of the outstanding shares of our common stock.  Shareholders will be asked to approve the Amendment and Reclassification at our 2008 annual shareholders meeting.

If the Amendment is approved by our shareholders and, after completion of the Reclassification, we have fewer than 300 shareholders of record of our common stock, we intend to terminate the registration of our common stock under the Securities Exchange Act of 1934 and become a non-reporting company.  If that occurs, we will no longer file periodic reports with the Securities and Exchange Commission, including annual reports on Form 10-KSB and quarterly reports on Form 10-QSB.

Those shareholders receiving shares of our Series A Preferred Stock in the Reclassification will have the option to sell those shares to us at any time during the 30 day period following the Reclassification at a cash price equal to $11.00 per share (the “Put Price”).

Our Board of Directors received a fairness opinion from our financial advisor, Fowler Valuation Services, LC, that the Put Price to be paid following the Reclassification is fair, from a financial perspective, to all of our shareholders.

Plan of Operation

General

In Austin, given its greater growth potential, we are focusing the majority of our efforts on growing a community-oriented bank out of our headquarters in the 15,851 square foot facility that we occupy at 101 Westlake Drive (at Bee Cave Road), Austin, Texas 78746. Our locations serve two disparate markets.  In Texline, Texas the majority of business is agricultural and agriculturally related. The primary focus of our operations is in Central Texas, including our new branches in Marble Falls and the Barton Creek community, however, we continue to service the Texline community and anticipate that activity in Texline will remain relatively constant.  We have a total of 38 full time employees. Of those, 27 are employed at the Austin headquarters; five are employed in Texline, Texas, five in Marble Falls, Texas, and one in Barton Creek, Texas.

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

Estimates made in preparation of the financial statements included herein are the estimates of management including management of the Bank.  We use estimates to record items such as prepaid expenses, accrued expenses, accrued taxes and similar items.  Although we believe that the estimates used lead to the fair presentation, in all material respects, of the financial statements for the Company, accounting estimates could have a material effect on our financial results.

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

Estimates as they relate to goodwill

In addition to the two critical estimates discussed above, we also used estimates in evaluating certain intangible assets including goodwill.  Management periodically reviews goodwill (and other similar intangibles) to determine whether a decline in value exists which requires a charge to earnings and a reduction to the net goodwill reflected on the statement of financial condition. Under SFAS 142, goodwill is tested for impairment at least annually and more frequently if circumstances indicate that the asset could be impaired. To test for impairment, the fair value of the asset is compared to its carrying amount and if the fair value is less than its carrying value, we will recognize an impairment loss. If the fair value exceeds the carrying amount, no increase in the carrying amount is recorded. In addition, if following the recognition of impairment loss, the fair value increases back to or in excess of the carrying amount prior to the recognition of the loss, no reversal of the impairment is recorded.

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

We completed our annual impairment test in September 2007 and management has determined that no impairment to goodwill has occurred as of September 30, 2007.

Results of Operations

General

The following discussion analyzes the results of our operations for the years ended September 30, 2007, and September 30, 2006.  For the fiscal years ended September 30, 2007 and 2006, results of operations includes the accounts of the Company, the Bank and PGI Equity Partners, LP.  For the fiscal year ended September 30, 2007, results of operations additionally include the accounts of wholly-owned subsidiaries PGI Capital, Inc. and Treaty Oak Financial Holdings, Inc., entities which were acquired by us in connection with our merger with Treaty Oak Holdings, Inc. on November 15, 2006.

Net Income—General

Our fiscal year ends on September 30.  Net income for the year ended September 30, 2007, was $265,000, compared to $195,000 for the fiscal year ended September 30, 2006. This improvement is due to earnings generated at the Austin and Texline branches as a result of growth experienced at the Austin branch net of start-up branch costs for the new Marble Falls branch which opened in July 2007.

Our profitability depends primarily on net interest income, which is defined as the difference between total interest earned on interest earning assets (investments and loans) and total interest paid on interest bearing liabilities (deposits, borrowed funds). Our net income is affected by our provision for loan losses, as well as other income and other expenses. The provision for loan losses reflects the amount considered to be adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of service charges on deposits, gain on sale of loans, and other operating income. Other expenses include salaries and employee benefits, occupancy expenses, data processing expenses, marketing, supplies, and other operating expenses.

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

Net Interest Income

For the fiscal year ended September 30, 2007, our net interest income was $4,815,000 compared to $3,508,000 for the fiscal year ended September 30, 2006.  Net interest income for the fiscal years ended September 30, 2007 and 2006 was impacted by the amortization of direct loan origination costs of approximately $56,000 and $55,000, respectively.

For the comparative years ended September 30, 2006, and September 30, 2007, the average rate on interest-bearing liabilities increased 112 basis points, from 3.42% to 4.54%, while the average rate on interest bearing assets increased 83 basis points from 7.69% to 8.52% during the same period.  The decrease in the net interest spread of 29 basis points, from 4.27% for the fiscal year ended September 30, 2006 to 3.98% for the fiscal year ended September 30, 2007 and the decrease in net interest margin of 24 basis points from 5.73% for the fiscal year ended September 30, 2006, to 5.49% for the fiscal year ended September 30, 2007, is primarily a result of the increased competition for deposits to fund growing loan demand and the increase in interest-bearing deposit accounts relative to non-interest bearing deposit accounts.  The average loan portfolio increased from $48,804,000 for the fiscal year ended September 30, 2006 to $73,165,000 for the fiscal year ended September 30, 2007, or an increase of 49.9%.  For the same period, our average non-interest bearing demand deposits increased from $23,135,000 to $24,859,000, or an increase of 7.5%.

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

	Fiscal Year September 30, 2007			Fiscal Year September 30, 2006			Fiscal Year September 30, 2005
	Average Balance	Interest (2)	Yield/ Rate	Average Balance	Interest (2)	Yield/ Rate	Average Balance	Interest (2)	Yield/ Rate
Interest Earning Assets:

Loans (1)	$73,165,000	6,757,000	9.24%	48,804,000	4,184,000	8.57%	18,281,000	1,700,000	9.30%
Taxable investment securities	1,511,000	67,000	4.43%	3,045,000	93,000	3.05%	3,797,000	131,000	3.45%
Federal funds sold	12,642,000	647,000	5.12%	7,186,000	340,000	4.73%	7,997,000	160,000	2.00%
Interest bearing deposits with other Banks	5,000	—	0.00%	1,898,000	86,000	4.53%	2,659,000	63,000	2.37%
Federal Home Loan Bank Stock	326,000	—	0.00%	323,000	7,000	2.17%	212,000	7,000	3.30%

Total interest earning assets	87,649,000	7,471,000	8.52%	61,256,000	4,710,000	7.69%	32,946,000	2,061,000	6.25%
Non-interest earning assets	10,107,000			9,262,000			9,571,000

Total assets	$97,756,000			70,518,000			42,517,000

Interest Bearing Liabilities:
Deposits:

NOW and money market deposits	$28,721,000	1,089,000	3.79%	17,245,000	438,000	2.54%	11,928,000	184,000	1.54%
Savings deposits	525,000	10,000	1.90%	451,000	4,000	0.89%	461,000	3,000	0.65%
Time deposits	26,322,000	1,372,000	5.21%	14,395,000	577,000	4.01%	9,437,000	295,000	3.12%
Short-term borrowings	290,000	26,000	8.97%	474,000	22,000	4.64%	44,000	2,000	4.54%
Property mortgage and long term Borrowings	2,633,000	159,000	6.04%	2,695,000	161,000	5.97%	2,776,000	144,000	5.19%

Total interest bearing liabilities	58,491,000	2,656,000	4.54%	35,260,000	1,202,000	3.42%	24,646,000	628,000	2.55%
Demand deposits—non-interest bearing	24,859,000			23,135,000			6,320,000
Other non-interest bearing liabilities	617,000			1,064,000
Shareholders’ equity	13,789,000			11,059,000			11,551,000

Total liabilities and shareholders’ equity	$97,756,000			70,518,000			42,517,000

Net interest income		4,815,000			3,508,000			1,433,000

Interest rate spread (3)			3.98%			4.27%			3.70%
Net interest margin (4)			5.49%			5.73%			3.12%

(1)           Non-accrual loans are included in average loans.

(2)           Interest income includes loan fees of $239,000 for the fiscal year ended September 30, 2007, $128,000 for the fiscal year ended September 30, 2006 and $93,000 for the fiscal year ended September 30, 2005.

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

	Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006
	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans	$2,250,000	$323,000	$2,573,000
Taxable investment securities	(68,000)	42,000	(26,000)
Federal funds sold	279,000	28,000	307,000
Interest bearing deposits in banks	(102,000)	9,000	(93,000)
Federal Home Loan Bank stock and other assets	—	—	—
Increase in interest income	2,359,000	402,000	2,761,000

Interest Bearing Liabilities:
NOW and money market deposit accounts	$435,000	$216,000	$651,000
Savings deposits	1,000	5,000	6,000
Time deposits	622,000	173,000	795,000
Short-term borrowings	(17,000)	20	4,000
Long term borrowings	(3,000)	2,000	(2,000)
Increase in interest expense	1,038,000	416,000	1,454,000
Increase (decrease) in net interest income	$1,322,000	$(13,000)	$1,307,000

	Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005
	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans	$2,616,000	$(132,000)	$2,484,000
Taxable investment securities	(23,000)	(15,000)	(38,000)
Federal funds sold	(38,000)	218,000	180,000
Interest bearing deposits in banks	(34,000)	57,000	23,000
Federal Home Loan Bank Stock and other assets	—	—	—
Increase in interest income	2,521,000	128,000	2,649,000

Interest Bearing Liabilities:
NOW and money market deposit accounts	$135,000	$119,000	$254,000
Savings deposits	—	1,000	1,000
Time deposits	199,000	83,000	282,000
Short-term borrowings	16,000	—	16,000
Long term borrowings	(5,000)	26,000	21,000
Increase in interest expense	345,000	229,000	574,000
Increase in net interest income	$2,176,000	$(101,000)	$2,075,000

Other Income

For the fiscal year ended September 30, 2007, other income decreased $139,000 from $517,000 recorded for fiscal year ended September 30, 2006, to $378,000. The majority of the decrease for the fiscal year ended September 30, 2007 related to the decrease in sublease rental income at our corporate building.

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

For the fiscal year ended September 30, 2007, the provision for loan losses was $295,000, compared to $295,000 for the fiscal year ended September 30, 2006.  For the fiscal year ended September 30, 2007, we charged off $63,000 in commercial and consumer loans and had recoveries of loans previously charged off of $7,000 for net charge-offs of $56,000. For the fiscal year ended September 30, 2006, we charged off $29,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $7,000 for net charge-offs of $22,000.  Given the short history and limited losses in our loan portfolio since the acquisition of Texline State Bank, we have little historical charge-off experience on which to base our Allowance for Loan Losses.  Nevertheless, the net increase in the Allowance for Loan Losses for the 2007 fiscal year is a result of management’s recognition of the fact that (1) the average loan balance in our portfolio has grown significantly with the growth in the Austin branch; (2) this allowance is comparable with other public reporting banks in the Texas market; and (3) losses inherent in the portfolio due to economic conditions.

Non-Interest Expenses

For the fiscal year ended September 30, 2007, salaries and employee benefits were $2,494,000 compared to $1,728,000 at September 30, 2006.  The increase in salaries and employee benefits was primarily the result of growth at the Company’s headquarters and the addition of personnel at the Marble Falls branch which opened in July 2007. Bank salaries and benefits for fiscal 2007 and 2006 include credit adjustments for compensation relating to the costs of loan origination of approximately $87,000 and $69,000, respectively.  In addition, the Company awarded bonuses to employees for fiscal 2007 and 2006 in the amounts of $200,000 and $140,000, respectively. Stock based compensation recognized in fiscal year 2007 and 2006 was approximately $249,000 and $25,000, respectively, related to the recognition of expense from options issued to employees and non-employees and stock grants to employees and $23,000 and $0 related to services provided to us by non-employees. Occupancy and equipment expenses for the 2007 fiscal year were $431,000 as compared to $398,000 for the 2006 fiscal year. Professional fees paid for accounting and legal services, including regulatory filings and audit services, totaled $247,000 and $294,000, respectively, for the fiscal years ended September 30, 2007 and 2006.

Other non-interest expenses for the fiscal year ended September 30, 2007 and 2006, were $1,468,000 and $1,089,000 respectively, and included marketing and promotional costs for fiscal year ended September 30, 2007, of approximately $202,000, director and committee fees of $92,000, $215,000 of data processing expense and IT security and software maintenance of $89,000.  Depreciation and amortization expense of $385,000 combined with other operating expenses of $485,000 accounted for the other non-interest expenses for the fiscal year ended September 30, 2007.  Other non-interest expenses for the fiscal year ended September 30, 2006, included marketing and promotional expenses of $118,000, director and committee fees of $49,000, $160,000 of data processing expense and IT security and software maintenance of $73,000.  Depreciation and amortization expense of $362,000 combined with other non-interest expenses of $327,000 accounted for the other operating expenses for the fiscal year ended September 30, 2006.

Income Taxes

No federal tax expense has been recorded for the fiscal years ended September 30, 2007 and September 30, 2006, based upon net operating losses incurred and carried forward from prior years.  Although we were profitable for the fiscal years ended September 30, 2007 and 2006, we have fully reserved against the deferred tax benefit accumulated through September 30, 2007, based upon our projected financial results for the fiscal year ending September 30, 2008 and other factors including our limited operating history.

Cumulative net operating losses available to carry forward for tax purposes as of September 30, 2007, are approximately $3,770,000.  As of September 30, 2006, we had approximately $3,400,000 in net operating loss carryforwards.  On November 15, 2006, we acquired through our merger with Treaty Oak Holdings, Inc., additional loss carryforwards of approximately $1,300,000.  Our ability to utilize these losses may be limited by statutory restrictions on the use of acquired losses.

For the fiscal year ended September 30, 2007, we had recorded Texas margin tax expense of $24,000, based upon the revised tax system enacted effective for the current tax year.  The tax is based on 1% of our gross margin; which is gross receipts less the greater of compensation expense or cost of goods sold.  For purposes of calculating cost of goods sold, we treat interest expense on deposits as cost of goods sold.  For the fiscal year ended September 30, 2006, we recorded Texas franchise tax expense of $29,000, based on the previous tax structure which provided for a tax on capital at 0.25%.  Net operating losses carried forward to the fiscal year ended September 30, 2006, fully offset the income for the period ended September 30, 2006.  Under the revised tax structure, we will receive a credit against the margin tax in each of the next 20 years based upon a defined calculation.  The benefit for the fiscal year ended September 30, 2007 is approximately $4,700. Texas franchise taxes and margin taxes are included in other operating expenses.

Financial Condition

Loan Portfolio

Net loans increased $23,713,000 to $83,333,000 from $59,620,000, an increase of 28.5%, between September 30, 2007, and September 30, 2006.  The increase was due primarily to the planned growth in the loan portfolio following the opening of the Austin, Texas main office.  The concentration within the portfolio has shifted in accordance with our business plan from a concentration of agricultural loans to a more diverse portfolio of commercial, residential and construction real estate and commercial loans, while still maintaining the level of agricultural lending at the Texline, Texas location.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio:

	As of September 30		As of September 30,		As of September 30,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Agriculture	$3,932,000	4.7%	$2,989,000	5.0%	$3,261,000	9.0%
Commercial	29,502,000	35.1%	19,068,000	31.7%	12,887,000	35.8%
Commercial real estate	21,015,000	25.0%	18,582,000	30.9%	8,619,000	24.0%
Residential real estate	9,061,000	10.8%	8,221,000	13.6%	4,524,000	12.6%
Construction real estate	14,108,000	16.8%	4,329,000	7.2%	4,152,000	11.6%
Consumer and other	6,504,000	7.6%	6,981,000	11.6%	2,517,000	7.0%

Total Loans	84,122,000	100.0%	60,170,000	100.0%	35,960,000	100.0%
Allowance for Loan Losses	(789,000)		(550,000)		(277,000)

Net Loans	$83,333,000		$59,620,000		$35,683,000

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

For the fiscal year ended September 30, 2007, the majority of new loan growth came from the Austin market reflecting a broader, more diverse mix of industries and borrowers.  Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Loan Maturities

The following table presents the contractual maturity ranges for agricultural, commercial, and real estate loans outstanding at September 30, 2007, and at September 30, 2006, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate:

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
September 30, 2007	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Agriculture	$38,000	$2,731,000	$—	$676,000	$—	$487,000	$3,932,000
Commercial	2,106,000	18,477,000	1,026,000	7,772,000	—	121,000	29,502,000
Commercial real estate	230,000	9,771,000	732,000	10,282,000	—	—	21,015,000
Residential real estate	1,542,000	2,354,000	1,959,000	2,542,000	664,000	—	9,061,000
Construction real estate	825,000	3,915,000	174,000	7,418,000	—	1,776,000	14,108,000
Consumer and other	480,000	4,368,000	566,000	1,0900,000	—	—	6,504,000
Total	$5,221,000	$41,616,000	$4,457,000	$29,780,000	$664,000	$2,384,000	$84,122,000

At September 30, 2007, 55.68% of the loan portfolio, or $46,837,000 matured or re-priced within one year or less and $41,616,000 of these loans were variable rate loans. As of September 30, 2006, 46.31% of the loan portfolio, or $27,866,000 matured or re-priced within one year or less and $25,593,000 of these loans were variable rate loans.

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

The following tables set forth the amortized cost and fair value of our securities portfolio by accounting classification category and by type of security as indicated:

	As of September 30, 2007		As of September 30, 2006		As of September 30, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities Available for Sale:
U.S. Government sponsored agencies	$5,000	$5,000	$14,000	$14,000	$401,000	$396,000
Other mortgage backed securities	2,000	2,000	2,000	2,000	30,000	31,000
Total Securities Available for Sale	$7,000	$7,000	$16,000	$16,000	$431,000	$427,000

Securities Held to Maturity:
U.S. Government sponsored agencies	$—	$—	$2,000,000	$1,996,000	$3,495,000	$3,467,000
Other mortgage backed securities	5,000	4,000	6,000	5,000	6,000	5,000
U.S. Treasury securities	349,000	350,000	—	—	—	—
Total Securities Held to Maturity	$354,000	$354,000	$2,006,000	$2,001,000	$3,501,000	$3,472,000

U.S. Treasury securities and securities of U.S. Government sponsored agencies generally consist of fixed rate securities with maturities of three months to five years.  Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

The following table sets forth certain information regarding contractual maturities and the book yields of the Bank’s securities portfolio as of September 30, 2007 (in thousands).  Held to maturity securities are listed at amortized cost and available for sale securities are listed at fair value.

	As of September 30, 2007
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through 10 Years		Due after 10 Years or no Stated Maturity
	Balance	Book Yield	Balance	Book Yield	Balance	Book Yield	Balance	Book Yield

Securities Available for Sale:
U.S. Government Sponsored Agencies	$5	5.17%	$—	—	$—	—	$—	—
Other mortgage backed securities	—	—	—	—	2	5.63%	—	—

Total Securities Available for Sale	$5	5.17%	$—	—	$2	5.63%	$—	—

Securities Held to Maturity
U.S. Government Sponsored Agencies	$—	—	$—	—	$—	—	$—	—
Other mortgage backed securities	—	—	—	—	5	8.88%	—	—
U.S. Treasury securities	349	4.85%
Total Securities Held to Maturity	$349	4.85%	$—	—	$5	8.88%	$—	—

We have minimal investment in our securities portfolio and little exposure to loss on such investments. Yields have minimal effect on the income statement due to the small volume of investments. We do not currently own any tax exempt securities, but should we acquire any in the future, the yields on those securities would be computed on a tax equivalent basis.

We provide general commercial lending services for business clients as a part of our efforts to serve the local communities in which we operate. Certain risks are involved in granting loans, primarily related to the borrower’s ability and willingness to repay the debt. Before extending a new loan to a customer, these risks are assessed through a review of the borrower’s past and current credit history, the collateral being used to secure the transaction in the event the customer does not repay the debt, the borrower’s character, and other factors. Once the decision has been made to extend credit, these factors are monitored throughout the life of the loan. Any loan identified as a problem credit by management during the internal loan review process or otherwise is assigned to the Bank’s “watch” loan list and is subject to ongoing monitoring to ensure appropriate action is taken if and when deterioration occurs.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets at the dates indicated:

	As of September 30, 2007	As of September 30, 2006	As of September 30, 2005

Non-accruing loans	$204,000	$123,000	$85,000
Loans 90 days or more past due, still accruing interest	—	—	6,000

Total non-performing loans	204,000	123,000	91,000
Other real estate owned	50,000	41,000	—
Other repossessed assets	0	5,000	15,000

Total non-performing assets	$254,000	$169,000	$106,000

Total non-performing loans to total loans	0.30%	0.20%	0.25%
Allowance for loan losses to non-performing loans	311%	447%	304%
Total non-performing assets to total assets	0.22%	0.17%	0.17%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments are applied to principal and not taken into income. Loans are not placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $10,000 and $9,000, respectively, for the fiscal years ended September 30, 2007 and 2006. This amount was not included in interest income during this period.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. As of September 30, 2007 and September 30, 2006, we had $204,000 and $123,000 in non-accrual loans, respectively. Loans contractually past due over 90 days which continued to accrue interest totaled $0 on September 30, 2007 and $0 on September 30, 2006, based upon specific information available at that time to management. In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if they become 90 days past due, and instead transfer all such loans to non-accrual status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of September 30, 2007 and September 30, 2006.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement.  For the fiscal year ended September 30, 2007 and 2006, we acquired $0 and $41,000, respectively, of other real estate owned through foreclosure. During the year ended September 30, 2007, we disposed of OREO at a gross sales price of $34,000 and a net profit of $7,000.  No OREO was disposed of during the year ended September 30, 2006.  As of September 30, 2007, we had $50,000 of other real estate owned, and no acquisitions during the fiscal year.  Repossessed assets totaled $0 and $5,000 at September 30, 2007 and 2006, respectively.

Allowance for Loan Losses

The allowance for loan losses is a reserve against losses in the loan portfolio that is calculated monthly based upon a specific reserve and a general allocation as described herein. Increases to the allowance are made by charging the expense, Provision for Loan Losses. Please refer to “- Results of Operations - Provision for Loan Losses” above for more information. We believe the accounting policies governing the allowance for loan losses are critical to the portrayal and understanding of the Bank’s and our financial condition and results of operations.

Loans subject to specific allocations to the allowance for loan losses are loans that have generally first been placed on the Bank’s “Watch List.”  The fact that a loan is placed on the Watch List does not necessarily indicate that the Bank has experienced a problem with the loan but indicates that the Bank has had some indication that the loan may become a problem loan.  The Bank and the regulators each, independently, perform a review of the Bank’s loans.  The regulators (the Texas Department of Banking and the FDIC) will generally specifically review each loan on the Bank’s Watch List and a random sampling of other loans as well.  As a result of these examinations, the regulators may place additional loans on the Watch List.  There are a variety of factors influencing our decision to place a loan on the Watch List. Factors other than a failure to make one or more payments, which may result in a loan being included on the Watch List, include a general economic trend impacting a concentration of loans such as adverse trends in agriculture, a declining trend in a particular banking customer’s deposits, or negative trends in financial statements which are provided on a routine basis for business loans.  In the personal banking relationship model established in Austin and in a rural community such as Texline, Texas, personal knowledge of the existence of a financial hardship to a customer by one of the Bank’s officers is not uncommon.  Thus to some degree, a category of loans, such as agricultural loans, may be separately reviewed based upon known additional risks to which the category may be subject.  Placement of a loan on the Watch List from any of these factors may be the result of a determination by the board of directors, bank management, the servicing officer, or by the banking regulators during their periodic examinations of the Bank.

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

As of September 30, 2007, we had $462,000 in Substandard or Doubtful loans with specific reserves of $25,000. As of September 30, 2006, we had $318,000 in Substandard or Doubtful loans with specific reserves of $86,000. Loss loans were $0 as of September 30, 2007 and as of September 30, 2006. Loans classified as “loss” would have specific allocations of 100% of loan principal balance.

During the fiscal year ended September 30, 2005, management refined the method of determining the reserve requirement.  The percentage used to calculate the reserve requirement is based on historical losses adjusted for economic and risk-based qualitative factors and varies based upon the risk grade assigned to the particular credit when the loan is made or when the loan is reviewed by an internal or external loan review process.  The revised loan grades and definitions are:

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

Grade 4 – ACCEPTABLE QUALITY – Grade 4 loans are reflective of most borrowers that have capacity to service all obligations.  A risk-based general allocation factor of 1% is assigned these credits based primarily upon the three year average of peer group banks plus additional factors such as Texline’s loss history and the untested nature of the new branch portfolio.

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

After the required reserve has been calculated by adding together the specific reserves, and the general allocations, the current balance in the allowance for loan losses is compared to the calculated required allowance and to the extent an addition is necessary, the allowance is increased by a charge to expense through the provision for loan losses.  The following table shows the calculation for the allowance for loan losses as applied on September 30, 2007.  All amounts are approximate and are rounded.  The revised method of calculating as noted above has been employed:

	Balance	Allocation %	As of September 30, 2007
Gross Loans	$84,122,000

Loans Graded 1	1,569,000	0.00%	$0
Loans Graded 2	3,605,000	0.25%	9,000
Loans Graded 3	10,046,000	0.50%	51,000
Seasoned Houston Mortgage Loans	734,000	0.50%	4,000
Loans Graded 4	67,145,000	1.00%	644,000
Criticized Loans (Grades 5-8)	1,023,000	Specific Reserve	81,000
Total Allowance			$789,000

The amount of the allowance represents the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. The allowance was $789,000, or 0.94%, of gross loans at September 30, 2007 and $550,000, or 0.91%, of gross loans at September 30, 2006.

Credit and loan decisions are made by the Bank’s management and board of directors in conformity with loan policies established by the board of directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. For the fiscal year ended September 30, 2007, we charged off $63,000 in commercial and consumer loans. Recoveries totaled $7,000 for the fiscal year.  We charged off $29,000 in commercial and consumer loans during the fiscal year ended September 30, 2006. Recoveries totaled $7,000 for that fiscal year.

The following table presents an analysis of the allowance for loan losses for the periods presented:

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005

Balance at beginning of period	$550,000	$277,000	$217,000
Provision for loan losses	295,000	295,000	130,000
Charge-offs:
Agricultural	—	—	—
Commercial	—	—	65,000
Commercial Real Estate	—	—	—
Residential Real Estate	—	25,000	16,000
Consumer and other	63,000	4,000	4,000

Total Charge-offs	63,000	29,000	85,000
Recoveries
Agricultural	—	—	—
Commercial	6,000	6,000	12,000
Commercial Real Estate	—	—	—
Residential Real Estate	—	—	—
Consumer and other	1,000	1,000	3,000

Total Recoveries	7,000	7,000	15,000

Net Charge-offs	(56,000)	(22,000)	(70,000)

Balance at end of period	$789,000	$550,000	$277,000

Gross Loans at end of period	$84,122,000	$60,170,000	$35,960,000
Ratio of loan loss allowance to gross loans	0.94%	0.91%	0.77%
Ratio of net charge-offs to gross loans	0.07%	0.04%	0.19%

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

	As of September 30, 2007		As of September 30, 2006		As of September 30, 2005
	Amount	Percent	Amount	Percent	Amount	Percent

Agricultural	$58,500	0.07%	$39,900	0.07%	$30,000	0.08%
Commercial	291,600	0.35%	165,500	0.27%	82,000	0.23%
Commercial Real Estate	176,300	0.21%	115,600	0.19%	57,000	0.16%
Construction Real Estate	120,700	0.14%	74,000	0.12%	—	0.00%
Residential Real Estate	78,800	0.09%	51,300	0.09%	16,000	0.04%
Installment and Other	63,100	0.08%	103,700	0.17%	92,000	0.26%

Total	$789,000	0.94%	$550,000	0.91%	$277,000	0.77%

We maintain the allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. Three methods are used to evaluate the adequacy of the allowance for loan losses: (1) historical loss experience, of this and other banks of similar size and experience; (2) specific identification, based upon management’s assessment of loans and the probability that a charge-off will occur in the upcoming quarter; and (3) loan concentrations, based upon current economic factors in the geographic and industry sectors where management believes the Bank may eventually experience some loan losses.

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based upon a variety of factors, as indicated above. Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual future loan losses.

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

Our determination as to the classification of the Bank’s assets and the amount of the valuation allowance is subject to review by its primary regulator(s), which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate allowances and for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (a) institutions have effective systems and controls to identify, monitor, and address asset quality problems; (b) management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (c) management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for probable loan losses. The Bank analyzes its processes regularly, with modifications made if needed, and reports those results monthly at the Bank’s board of directors meetings. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific, general, and special contingency loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The aggregate principal amounts of potential problem or problem loans as of September 30, 2007, and September 30, 2006, were approximately $1,023,000 and $800,000 respectively. Included in these loan totals are non-accrual, Watch or Special Mention, Substandard, and Doubtful classifications, which comprise the watch list presented monthly to the Bank’s board of directors. All loans classified as Loss have been charged-off. Loans in this category generally include loans that were classified for risk management and regulatory purposes. It should be noted, however, that the inclusion of loans categorized as “Grade 5” in the total amount of problem loans is a more conservative approach than that required by federal regulations. Only “Grade 6” and “Grade 7” classifications are deemed to be “problem loans” for regulatory reporting purposes. At September 30, 2007 and September 30, 2006, these classifications totaled $462,000 and $318,000 respectively.

Loan Origination Fees and Costs

We defer and amortize loan origination fees and costs as an adjustment to yield.  Certain costs are associated with loan origination, including compensation costs of staff that evaluate credit worthiness, handle loan applications, or negotiate loan terms; and other costs, such as obtaining credit reports on loan applicants.  These loan origination costs are capitalized and offset to compensation costs. For the fiscal year ended September 30, 2007 capitalized costs for loan originations were approximately $87,000. The portion of capitalized costs amortized for fiscal year 2007 totaled $56,000.  The remainder of capitalized costs will be amortized over the average maturity of the portfolio of loans originated.

Liquidity

Liquidity is the measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain the ability to meet loan commitments, purchase investments, meet deposit withdrawals and pay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity management is guided by policies developed and monitored by the bank’s asset/liability committee, which is comprised of members of our senior management and directors and by its board of directors. These policies take into account the marketability of assets, the sources and stability of funding and the amount of loan commitments. For the years ended September 30, 2007 and 2006, a significant source of funding has been from our deposits, both community banking and brokered.

We also utilize wholesale and brokered deposits and will continue to utilize these sources for deposits when they can be cost-effective.  Brokered deposits, which are more sensitive to changes in interest rates than are community banking deposits, constituted approximately 17.9% of our total deposits at September 30, 2007. Brokered deposits are priced based on the current general level of interest rates and, unlike retail deposits, do not take into account regional pricing. Our ability to continue to acquire brokered deposits is subject to our ability to price these deposits at competitive levels, which may substantially increase our funding costs.

Although other borrowing sources and access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

We had $617,000 of proceeds remaining from the initial common stock offering in 2004 which are invested in interest-bearing accounts and $1,786,000 of proceeds from the exercise of our common stock warrants, for total capital resources of $2,403,000.  The Bank’s primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. We will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program. We no longer rely on borrowed funds, but may utilize available lines of credit should the need arise for short term cash requirements.

As described under “—Recent Developments” above, our Board of Directors has approved an amendment to our Articles of Incorporation to effect the Reclassification, which Amendment will be subject to approval of our shareholders.  We anticipate paying all costs associated with the Reclassification from available cash, although we do anticipate obtaining a back-up credit facility to ensure that our liquidity position remains healthy in light of the Reclassification. We are currently in negotiations with a lender to enter into a promissory note to borrow up to $1.5 million for purposes of having a back-up credit facility. If we have to pay more than $1.8 million to our Series A preferred shareholders who have exercised their put right, we intend to borrow funds under this facility to pay such excess amount. We expect this promissory note to contain covenants and default provisions customary for similar credit facilities. We anticipate repaying any amounts borrowed under this promissory note from cash generated by our operations. If all shares of our Series A preferred stock were sold to us at the Put Price in connection with the Reclassification, our cash and cash equivalents would be reduced by approximately $3,275,700, plus an estimated additional $161,700 for expenses of the Reclassification.

We retained the facility in Texline, Texas, as a branch of Treaty Oak Bank.  Because this facility has both a concentration and an expertise in agricultural lending, we continue to service the existing loans and make new agricultural loans when possible in the Texline market.

Greater loan demand has resulted in greater pressure on our liquidity; however, it is our intention to maintain a conservative loan to deposit ratio in the range of 80% - 90% over time. Given this goal, we do not intend to pursue lending opportunities if sufficient funding sources (i.e. deposits, Federal Funds, etc.) are not available, we utilize the wholesale funding market to supplement core deposit market growth and we maintain borrowing lines of credit with several large correspondent banks. As of September 30, 2007 and September 30, 2006, the loans to deposits ratios were 84.82% and 73.97%, respectively.  In the event that additional short-term liquidity is needed, the Bank will retain established relationships with several large correspondent banks.

The Bank had cash and cash equivalents totaling $22,329,000 and $26,354,000, or 20.19% and 20.85% of total Bank assets, at September 30, 2007, and September 30, 2006, respectively.  The Bank had available $99.3 million and $80.5 million of rate-sensitive assets which mature or adjust within one year or less as of September 30, 2007 and September 30, 2006, respectively.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to us. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to us, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At September 30, 2007 and at September 30, 2006, the Bank was considered “well capitalized” by regulatory standards.

Interest Rate Analysis

The purpose of the interest rate shock analysis, as required by regulatory authorities, is to ensure that the Bank’s management is aware of and is appropriately managing the structure of its interest sensitive assets and liabilities.

The tables below reflect the balance sheet and interest rate “shock” analysis as of September 30, 2007 and September 30, 2006, respectively.

The columns titled “Normal Income/Expense Decrease per 1% Decrease” and “Normal Income/Expense Increase per 1% Increase” measure the dollar impact of rates moving up or down under “normal” circumstances, meaning no other factors (e.g. deposits might be withdrawn and invested in alternative investments when interest rates decline), except for interest rates, are changed.

Shock Effect of Interest Rate Changes

	As of September 30, 2007
	Balance	Normal Income/Expense decrease per 1% Decrease	Normal Income/Expense increase per 1% Increase

Assets
Federal Funds and Due From Time Deposits	$19,422,000	$(104,000)	$104,000
Investment Securities	361,000	(1,000)	(1,000)
Loans	84,122,000	(383,000)	381,000
	$103,905,000	$(488,000)	$486,000
Liabilities
Deposits	$69,198,000	(99,000)	153,000
	$69,198,000	$(389,000)	$333,000

Actual Rate Change Effect on Interest Income and Interest Expense

Percentage Change	Change in Interest Income One Year	Change in Interest Expense One Year	Change in Net Interest Income One Year

+1%	$486,000	$153,000	$333,000
+2%	972,000	307,000	665,000
+3%	1,458,000	461,000	997,000
-1%	(488,000)	(99,000)	(389,000)
-2%	(978,000)	(199,000)	(779,000)
-3%	(1,468,000)	(299,000)	(1,169,000)

Shock Effect of Interest Rate Changes

	As of September 30, 2006
	Balance	Normal Income/Expense decrease per 1% Decrease	Normal Income/Expense increase per 1% Increase

Assets
Federal Funds	$23,775,000	$(237,750)	$237,750
Loans
Fixed Rate Loans	9,352,000	(93,520)	93,520
Floating Rate Loans	50,818,000	(508,180)	508,180

Total	$83,945,000	$(839,450)	$839,450

Liabilities
NOW Accounts
Money Market Demand Accounts	$8,663,000	$(86,630)	$86,630
Savings Accounts	23,557,000	(235,570)	235,570
CDs< $100,000	446,000	(4,460)	4,460
CDs> $100,000	11,538,000	(115,380)	115,380
	8,989,000	(89,890)	89,890
	$53,193,000	$(531,930)	$531,930

Actual Rate Change Effect on Interest Income and Interest Expense

Percentage Change	Change in Interest Income One Year	Change in Interest Expense One Year	Change in Net Interest Income One Year

+1%	$491,840	$102,635	$389,205
+2%	1,237,770	426,290	811,480
+3%	1,983,700	692,255	1,291,445
-1%	(491,840)	368,600	(123,240)
-2%	(953,989)	573,870	(380,119)
-3%	(1,431,482)	779,140	(652,342)

The “shock effect of interest rate changes” table illustrates a method that banks may use to test the balance sheet for the effects of sudden interest rate increases or decreases, and the effect of those sudden rate changes on interest income and interest expense over a one year period. This table assumes that the Bank’s interest rates change by the same percent as the market interest rates change (1%, 2% and 3%) and excludes interest earning assets and liabilities of the Company, PGI Equity Partners, LP and other subsidiaries

Rate shock refers to the impact of a sudden change up or down in interest rates. In the shock table, when calculating the effect of changes in interest rates on the value of our interest earning assets and interest paying liabilities the liabilities are assumed to be replaced upon maturity with new balances at the forecasted rates.  Thus, the  “Shock Effect of Interest Rates” table for September 30, 2007, reflects that based upon our then existing asset and liability mixes, a 1% decrease in the interest rates would result in a decrease in interest income of $488,000 and a decrease in interest expense of $99,000 for an approximate decrease in net interest income of $389,000.  At September 30, 2006, the “Shock Effect of Interest Rates” table illustrates that, based on the then existing asset and liability mixes, a 1% decrease in the interest rates would result in a decrease in interest income of $491,840, along with a decrease in interest expense of $368,600 for a resulting decrease in net interest income of $123,240.

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

“Change in Interest Expense One Year” shows a much lower relative change in interest expense at a 1% change in prevailing rates because we do not intend to increase the rates paid on deposits by 1% if market rates increase 1%. Since some of the rates paid on certain certificates of deposit are in excess of the market rates, reductions are calculated at 2% for both a 1% and 2% prevailing rate reduction. As of September 30, 2007 and September 30, 2006, the rates paid on deposits were as follows:

	As of September 30, 2007	As of September 30, 2006

Savings accounts	1.15%	1.50%
NOW accounts	1.6%	1.20% - 4.35%
Money market accounts range	2.10% - 4.00%	2.40% - 4.20%

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

The following table sets forth the maturities of time deposits as of September 30, 2007:

Year Ending September 30,	As of September 30, 2007

2008	$29,889,000
2009	299,000

Total	$30,188,000

The following table sets forth the maturities of time deposits over $100,000 as of September 30, 2007:

As of September 30, 2007

Time deposits $100,000 and over:
Maturing within three months	$2,898,000
After three months but within six months	2,814,000
After six months but within 12 months	7,453,000
After 12 months	305,000

Total time deposits $100,000 and over	$13,470,000

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005

Return on assets	.20%	.20%	-2.86%
Return on equity	1.73%	1.73%	-15.75%
Dividend payout ratio	0%	0%	0%
Equity to assets ratio	13.28%	11.38%	18.16%

Borrowings

We have access to a variety of borrowing sources and occasionally may use short-term borrowings to support the Bank’s asset base. Short-term borrowings include federal funds purchased and advances from the Federal Home Loan Bank with remaining maturities less than one year. For the fiscal year ended September 30, 2007, long-term borrowings includes the mortgage on the real estate owned by PGI Equity Partners, LP of $2,604,000.

For the fiscal year ended September 30, 2006, short-term borrowings including Federal Home Loan Bank borrowings and a $2,425,000 loan from a third party bank, which was incurred to facilitate Treaty Oak Holdings, Inc.’s redemption of its shares from certain of its shareholders.  We had a corresponding note receivable from Treaty Oak Holdings, Inc. for an equivalent amount. The loan from the third party bank was paid off on November 15, 2006.  For the fiscal year ended September 30, 2006, long-term borrowings included the mortgage on the real estate owned by PGI Equity Partners, LP of $2,667,000, and a related note payable incurred by PGI Equity Partners, LP in conjunction with the refinancing of $58,000.

For the fiscal year ended September 30, 2007, short-term borrowings included the $2,425,000 loan from a third party bank, which was incurred to facilitate Treaty Oak Holdings, Inc.’s redemption of its shares from certain of its shareholders, until its pay-off on November 15, 2006.  For the fiscal year ended September 30, 2007, long-term borrowings includes the mortgage on the real estate owned by PGI Equity Partners, LP of $2,604,000, and a related note payable incurred by PGI Equity Partners, LP in conjunction with the refinancing of $58,000 until its pay-off on November 15, 2006.

The following table sets forth certain information regarding our borrowings for the periods indicated:

	As of September 30, 2007	As of September 30, 2006	As of September 30, 2005

Other Short-term Borrowings and Notes Payable:
Average balance outstanding	$290,000	$409,000	$29,000
Maximum outstanding at any month-end during the period	2,425,000	2,425,000	250,000
Balance outstanding at end of period	0	2,425,000	0
Average interest rate during the period	8.97%	4.64%	3.45%
Mortgages and Notes Payable:
Average balance outstanding	2,633,000	2,760,000	2,145,000
Maximum outstanding at any month-end during the period	2,718,000	2,794,000	2,919,000
Balance outstanding at end of period	2,604,000	2,725,000	2,801,000
Average interest rate during the period	6.04%	5.97%	6.71%

As described under “—Recent Developments” above, our Board of Directors has approved an amendment to our Articles of Incorporation to effect the Reclassification, which Amendment will be subject to approval of our shareholders.  We anticipate paying all costs associated with the Reclassification from available cash, although we do anticipate obtaining a back-up credit facility to ensure that our liquidity position remains healthy in light of the Reclassification. We are currently in negotiations with a lender to enter into a promissory note to borrow up to $1.5 million for purposes of having a back-up credit facility. If we have to pay more than $1.8 million to our Series A preferred shareholders who have exercised their put right, we intend to borrow funds under this facility to pay such excess amount. We expect this promissory note to contain covenants and default provisions customary for similar credit facilities. We anticipate repaying any amounts borrowed under this promissory note from cash generated by our operations. If all shares of our Series A preferred stock were sold to us at the Put Price in connection with the Reclassification, our cash and cash equivalents would be reduced by approximately $3,275,700, plus an estimated additional $161,700 for expenses of the Reclassification.

Commitments and Contingencies

We are subject to contractual commitments to extend credit that may not be recorded on our balance sheets.

At September 30, 2007, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $20,786,000 and standby letters of credit of $2,251,000.  At September 30, 2006, we had outstanding loan origination commitments and unused commercial and retail lines of credit of $22,923,000 and standby letters of credit of $1,935,000.  Management believes we have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $23,507,000 at September 30, 2007 and $20,197,000 at September 30, 2006.

The following table presents a summary of non-cancelable future operating lease commitments as of September 30, 2007 (dollars in thousands):

2008	$124,620
2009	165,130
2010	173,925
2011	174,654
2012	178,301
Thereafter	1,669,152
Total	$2,485,782

Capital Resources

As of September 30, 2007, and September 30, 2006, shareholder’s equity was $15,308,000 and $11,272,000, respectively, or 13.28% and 11.38% of total assets. The change in equity results primarily from $265,000 of net income for the fiscal year plus an increase of $1,786,000 from shares issued upon the exercise of our common stock warrants and the granting of stock based compensation of $272,000. Total equity also increased during the fiscal year ended September 30, 2007 as a result of our merger with Treaty Oak Holdings, Inc. on November 15, 2006. The net effect of the issuance of shares of our common stock in exchange for the retirement of company shares owned by TOHI and the contribution of assets by TOHI to us resulted in a net increase to equity of $1,715,000. Our total assets increased from $99,091,000 at September 30, 2006, to $115,286,000 at September 30, 2007, for an increase of 16.3% over the period, resulting primarily from growth in the Bank’s loan portfolio.

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

As of September 30, 2007 and as of September 30, 2006, the most recent notifications from the federal Banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of September 30, 2007 and September 30, 2006. The required and actual amounts and ratios for the Bank as of September 30, 2007 and 2006, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2007
Tier 1 capital (to average assets)	$9,079,000	8.78%	$4,243,000	4%	5,303,000	5%
Tier 1 capital (to risk-weighted assets)	9,079,000	9.76%	3,726,000	4%	5,589,000	6%
Total Capital (to risk-weighted assets)	9,868,000	10.61%	7,451,000	8%	9,314,000	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

As of September 30, 2006
Tier 1 capital (to average assets)	$8,213,000	11.07%	$2,967,000	4%	3,709,000	5%
Tier 1 capital (to risk-weighted assets)	8,213,000	11.39%	2,885,000	4%	4,328,000	6%
Total Capital (to risk-weighted assets)	8,763,000	12.15%	5,771,000	8%	7,213,000	10%

Statement of Cash Flows

Cash and cash equivalents for the fiscal year ended September 30, 2007 decreased $4,025,000 to $22,329,000 from $26,354,000 as of September 30, 2006. Net increases in deposits and the exercise of warrants by shareholders were the primary sources of cash for the fiscal year ending September 30, 2007. Cash was primarily used to fund loans during the fiscal year ended September 30, 2007.  Net increases in deposits were the primary sources of cash for the fiscal year ending September 30, 2006 while cash was primarily used to fund loans and purchase federal funds.

Our cash flow statement is composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities was $803,000 for the fiscal year ended September 30, 2007 and $908,000 for the fiscal year ended September 30, 2006.  The decrease in cash flow from operating activities was due to the earnings generated at the Bank as a result of growth experienced at the Austin branch.

Net cash used in investing activities for the fiscal year ended September 30, 2007 totaled $19,767,000 primarily due to the funding of loans totaling $23,941,000. Maturities of investment securities provided $3,095,000 of cash for the fiscal year ended September 30, 2007, while purchases of investment securities totaling $1,443,000. Net cash used in investing activities for the fiscal year ended September 30, 2006 totaled $25,497,000, due primarily to increases in loan fundings of $24,273,000.

Net cash provided by financing activities for the fiscal year ended September 30, 2007 of $14,939,000 were primarily from the net increase in deposits of $15,699,000. For fiscal year ended September 30, 2006, increases in deposits of $35,472,000 was the primary reason for the $37,836,000 of net cash provided by financing activities.

Item 7.                    Financial Statements

Reference is made to the financial statements, the report thereon, and the notes thereto commencing at page F-1 of this Form 10-KSB, which financial statements, report and notes are included herein.

Item 8.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE.

Item 8A.                 Controls and Procedures

With the participation of management, our chief executive officer and chief financial officer reviewed and evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, the chief executive officer and chief financial officer concluded that, as of September 30,2007, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Item 8B.                 Other Information

NONE.

PART III.

Item 9.                    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders. The information required by this item contained in our definitive proxy statement is incorporated herein by reference.

Item 10.                 Executive Compensation

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 12.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 13.                 Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Exhibit Title
2.1(1)	Agreement and Plan of Merger, dated October 3, 2006, between Treaty Oak Holdings, Inc. and the Company

3.1(2)	Amended and Restated Articles of Incorporation

3.2(3)	By-laws

4.1(3)	Specimen Common Stock Certificate, $.01 par value per share

4.2(3)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws defining rights of holders of Common Stock

10.1(3)	Amended and Restated Building Lease between PGI Equity Partners, L.P. and Treaty Oak Bank

10.2(3)	Form of Promotional Shares Lock-In Agreement

10.3(2)*	Treaty Oak Bancorp, Inc. 2004 Stock Incentive Plan (amended and restated as of May 20, 2004)

10.4(3)*	Form of Indemnification Agreement between Treaty Oak Bancorp, Inc. and its directors and officers, and those of the Bank

10.5(4)*	Employment Agreement, dated September 27, 2006, between Treaty Oak Bancorp, Inc. and Jeffrey L. Nash

10.6(5)	Form of Warrant

10.7(5)	Form of Registration Rights Agreement with former shareholders of Treaty Oak Holdings, Inc.

10.8(5)	Form of Registration Rights Agreement with former warrantholders of Treaty Oak Holdings, Inc.

10.9**	Promissory Note of PGI Equity Partners, L.P. dated March 15, 2005 payable to Prudential Mortgage Capital Company, LLC

21**	Subsidiaries

23.1**	Consent of McGladrey & Pullen LLP

31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 10, 2006.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed October 22, 2004.

(3)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form SB-2.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 1, 2006.

(5)	Incorporated by reference to the same numbered exhibit to the Company’s Form 10-KSB for the year ended September 30, 2006 filed December 29, 2006.

**	Filed herewith.

Item 14.                 Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement to be filed in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREATY OAK BANCORP, INC.

Dated: December 31, 2007	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles T. Meeks	Chairman of the Board	December 31, 2007
Charles T. Meeks

/s/ Jeffrey L. Nash	Chief Executive Officer,	December 31, 2007
Jeffrey L. Nash	President, and Director
(Principal Executive Officer)

/s/ Coralie S. Pledger	Chief Financial Officer	December 31, 2007
Coralie S. Pledger	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Elias F. Urbina	Director	December 31, 2007
Elias F. “Lee” Urbina

/s/ Carl J. Stolle	Director	December 31, 2007
Carl J. Stolle

/s/ Marvin L. Schrager	Director	December 31, 2007
Marvin L. Schrager

/s/ Hayden D. Watson	Director	December 31, 2007
Hayden D. Watson

/s/ Marvin J. Bendele	Director	December 31, 2007
Marvin J. Bendele

/s/ Bill F. Schneider	Director	December 31, 2007
Bill F. Schneider

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Treaty Oak Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Treaty Oak Bancorp, Inc. and Subsidiaries (the Company) as of September 30, 2007, and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Treaty Oak Bancorp, Inc. and Subsidiaries as of September 30, 2007, and 2006, and the results of their operations and their cash flows for the years then ended, in conformity U.S. generally accepted accounting principles.

As described in Note 2 to the financial statements, effective October 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payments”.

/s/ McGladrey & Pullen, LLP

Dallas, Texas

December 31, 2007

Treaty Oak Bancorp, Inc.

Consolidated Balance Sheets

September 30, 2007 and 2006

(Dollars In Thousands, Except Shares and Par Value Amounts)

	September 30,	September 30,
	2007	2006
ASSETS

Cash and cash items	$435	$267
Due from banks	2,670	2,312
Federal funds sold	19,224	23,775
Total cash and cash equivalents	22,329	26,354

Securities available for sale	7	16
Securities held to maturity, fair value of $354 and $2,001, respectively	354	2,006
Investment in Federal Home Loan Bank stock, at cost	224	224
Investment in Independent Banker’s Financial Corporation stock, at cost	102	102
Due from time deposits	198	—
Loans, net	83,333	59,620
Premises and equipment, net	6,044	5,593
Note receivable from affiliate	—	2,821
Accrued interest receivable	686	484
Due from affiliates	—	192
Goodwill and other intangibles, net	1,195	1,205
Other assets	814	474
Total assets	$115,286	$99,091

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$30,158	$28,091
NOW, money market and savings	36,371	32,401
Time deposits	30,188	20,526
Total deposits	96,717	81,018

Accounts payable and accrued expenses	413	352
Accrued interest payable	214	160
Notes payable	2,604	5,150
Minority interest - PGI Equity Partners, LP	—	1,106
Other liabilities	28	33
Total liabilities	99,976	87,819

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,962,484 and 2,640,226, respectively, issued	30	26
Paid-in capital	18,758	14,989
Accumulated deficit	(3,428)	(3,693)
Less shares held in treasury, at cost (6,003 shares)	(50)	(50)
Total shareholders’ equity	15,310	11,272
Total liabilities and shareholders’ equity	$115,286	$99,091

See Notes to Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Consolidated Statements of Income

Year Ended September 30, 2007 and 2006

(Dollars In Thousands, Except Shares and Per Share Amounts)

	Year Ended	Year Ended
	September	September
	30, 2007	30, 2006
Interest income:
Loans, including fees	$6,757	$4,184
Taxable securities	67	93
Interest on deposits with other banks	—	93
Federal funds sold	647	340
Total interest income	7,471	4,710

Interest expense:
Deposits	2,471	1,019
Other borrowings	185	183
Total interest expense	2,656	1,202

Net interest income	4,815	3,508

Provision for loan losses	295	295
Net interest income after provision for loan losses	4,520	3,213

Noninterest income:
Service charges on deposit accounts	189	103
Other noninterest income	189	414
Total noninterest income	378	517

Noninterest expense:
Salaries and employee benefits	2,494	1,728
Occupancy and equipment expenses	431	398
Accounting and other professional fees	247	294
Other noninterest expense	1,461	1,115
Total noninterest expense	4,633	3,535

Net income	$265	$195

Earnings per common share - basic	$0.09	$0.07
Earnings per common share - diluted	$0.09	$0.07

Weighted average shares outstanding - basic	2,809,101	2,726,174
Weighted average shares outstanding - diluted	3,016,017	2,927,716

See Notes to Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Consolidated Statements of Changes In Shareholders’ Equity

Year Ended September 30, 2007 and 2006

(Dollars In Thousands)

			Additional		Accumulated
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Treasury
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Total

Balances at October 1, 2005	2,635,746	$26	$14,949	$(3,888)	$(4)	$(50)	$11,033

Shares issued through the exercise of common stock warrants	1,480	—	15	—	—	—	15
Shares issued through the grant of common stock	3,000	—	25	—	—	—	25
Comprehensive income:	—	—	—	—	—	—	—
Net income	—	—	—	195	—	—	195
Change in unrealized appreciation on securities available for sale	—	—	—	—	4	—	4
Total comprehensive income	—	—	—	—	—	—	199
Balances at September 30, 2006	2,640,226	26	14,989	(3,693)	—	(50)	11,272
Shares issued from Treaty Oak Holdings merger	1,094,163	11	9,082	—	—	—	9,093
Shares retired from Treaty Oak Holdings merger	(1,000,000)	(10)	(8,300)	—	—	—	(8,310)
Warrants and options issued from Treaty Oak Holdings merger	—	—	932	—	—	—	932
Shares issued through the exercise of common stock warrants	178,588	3	1,783	—	—	—	1,786
Non-cash stock based compensation	49,507	—	272	—	—	—	272
Net income	—	—	—	265	—	—	265
Balances at September 30, 2007	2,962,484	$30	$18,758	$(3,428)	$—	$(50)	$15,310

See Notes to Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended September 30, 2007 and 2006

(Dollars In Thousands)

	Year Ended	Year Ended
	September	September
	30, 2007	30, 2006
Cash flows from operating activities:
Net income	$265	$195
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	295	295
Non-cash stock based compensation	272	25
Depreciation and amortization	385	362
Other	(7)	26
Changes in other operating assets and liabilities:
Accrued interest receivable	(159)	(136)
Other assets	(277)	(144)
Accrued interest payable	53	44
Other liabilities	(24)	241
Net cash provided by operating activities	803	908

Cash flows from investing activities:
Proceeds from maturities and principal repayments on securities - available for sale	9	416
Proceeds from maturities and principal repayments on securities - held to maturity	3,095	1,490
Purchases of securities - held to maturity	(1,443)	—
Purchase of time deposits	(198)	—
Acquistion of interest in PGI Equity Partners, LP	—	(80)
Purchases of correspondent bank stock	—	(7)
Net increase in loans	(23,941)	(24,273)
Cash received from the acquistion of Treaty Oak Holdings, Inc.	515	—
(Advances to) repayments from affiliates	192	(158)
Collection of notes receivable from affiliates	2,821	—
Notes receivable from affiliates	—	(2,821)
Purchases of premises and equipment	(817)	(64)
Net cash used in investing activities	(19,767)	(25,497)

Cash flows from financing activities:
Net increase in deposits	15,699	35,472
Payments of principal on mortgage	(63)	(60)
Borrowings (payments) of principal on notes payable	(2,483)	2,409
Proceeds from exercise of warrants	1,786	15
Net cash provided by financing activities	14,939	37,836

Net increase (decrease) in cash and cash equivalents	(4,025)	13,247
Cash and cash equivalents at beginning of period	26,354	13,107
Cash and cash equivalents at end of period	$22,329	$26,354

See Notes to Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended September 30, 2007 and 2006

(Dollars In Thousands)

	Year Ended	Year Ended
	September	September
	30, 2007	30, 2006

Supplemental disclosures of cash flow information:
Non-cash investing and financing information:
Cash interest received	$7,269	$4,574
Cash interest paid	$2,602	$1,158
Assets acquired through foreclosure	$—	$41

Acquisition of Treaty Oak Holdings, Inc.
Assets acquired, excluding cash acquired	$1,280
Liabilities assumed	(80)
Issuance of common stock	(9,093)
Retirement of comon stock	8,310
Issuance of warrants and assumption of options	(932)
Net cash acquired	$(515)

See Notes to Consolidated Financial Statements

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

Note 1.  Organization and Nature of Operation

Treaty Oak Bancorp, Inc. (the “Company”) is a bank holding company incorporated on November 18, 2003, and organized December 8, 2003 for the purpose of holding the common stock of Treaty Oak Bank (formerly Texline State Bank, the “Bank”).  The Company acquired the Bank on March 9, 2004, and began conducting banking operations in Texline, Texas.  The Bank commenced operations in Austin, Texas, on September 10, 2004.   Prior to the commencement of operations in Austin, the Company was considered to be in the development stage.  Since opening the Austin, Texas offices, the Company has pursued its business model of movement toward a more diversified lending strategy with an emphasis on commercial and real estate lending.  The Company, through Treaty Oak Bank, provides a full range of commercial and consumer banking services to individuals and businesses in the commercial sector in Austin, Texas, and in the agriculture, cattle and commercial sectors in the community of Texline, Texas.  The Company opened a branch in Marble Falls, Texas in July 2006.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Company, its wholly owned subsidiary, the Bank, entities that it owns more than a 50% interest and entities in which it has a controlling financial interest.  Significant inter-company accounts and transactions have been eliminated.  The investment in PGI Equity Partners, LP, in which it has been determined that the Company exerts significant influence, is also consolidated under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

Research Bulletin No. 51” (“FIN 46”).  FIN 46 was adopted by the Company for the quarter ended December 31, 2004.  Since November 15, 2006, the consolidated financial statements also included the accounts of PGI Capital, Inc. and Treaty Oak Financial Holdings, Inc.

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

Years Ended September 30, 2007 and 2006

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

Years Ended September 30, 2007 and 2006

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

Goodwill, Intangibles and Other Assets

Goodwill is not amortized but is instead reviewed at least annually for impairment, and more often when impairment indicators are present.  The Company completed a test for impairment of its goodwill based upon the measurement of its fair value as provided under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangibles” in September 2007.  The Company has determined that its goodwill is not impaired.

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

Stock-Based Compensation

The Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment”, (“Statement 123R”) on October 1, 2006. Under Statement 123R, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).  The Company adopted Statement 123R using the modified prospective application, which was required for public companies.  Under the modified prospective application, Statement 123R applies to new awards and to awards modified, repurchased, or cancelled after October 1, 2006.  Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that are outstanding as of October 1, 2006 will be recognized as the requisite service is rendered subsequent to October 1, 2006.

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

Years Ended September 30, 2007 and 2006

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued.  For the year ended September 30, 2007, all potentially dilutive securities, except for stock options to purchase 31,600 shares of the Company’s common stock at exercise prices ranging from $10.26 to $10.50 per share were dilutive.  For the year ended September 30, 2006, all potentially dilutive securities, except for stock options to purchase 250,100 shares of the Company’s common stock at exercise prices ranging from $8.33 to $8.50 per share were anti-dilutive.

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

 Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  Fin 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company is currently evaluating the impact of FIN 48 and does not believe the adoption of FIN 48 will have a significant impact on its financial position, results of operations or cash flows.  The Company will adopt this Interpretation in the first quarter of fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The provisions of the new standard are to be applied prospectively for most financial statements and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied.  The Company will be required to adopt this new standard in the first quarter of its fiscal year ending September 30, 2009.  The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is assessing the impact of SFAS No. 159 and has not yet determined the impact on its financial statements.

Note 3.  Common Stock Offering

The Company issued 1,582,987 shares of its common stock at $8.33 per share, resulting in gross proceeds of approximately $13,186,282 and incurred offering costs of $910,000 in an offering that closed on September 30, 2004.  In addition, the Company issued warrants to purchase one share of common stock for every five shares of common stock purchased, up to a maximum of 280,000 warrants.  This amount was increased to approximately 318,000 warrants in conjunction with the over-subscription of the offering.  The warrants had an exercise price of $10.00 per share and were exercisable at any time prior to June 30, 2007, subject to certain corporate transactions.  During the fiscal year ended September 30, 2007, 178,588 of warrants were exercised generating total proceeds of $1,786,000. The remaining warrants expired on June 30, 2007.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

Note 4.  Securities

Securities consisted of the following (in thousands):

	As of September 30, 2007		As of September 30, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities Available for Sale:
U.S. Government Sponsored Agencies	$5	$5	$14	$14
Other mortgage backed securities	2	2	2	2
Total Securities Available for Sale	$7	$7	$16	$16

Securities Held to Maturity:
U.S. Government Sponsored Agencies	$—	$—	$2,000	$1,996
Other mortgage backed securities	5	4	6	5
U.S. Treasury securities	349	350	—	—
Total Securities Held to Maturity	$354	$354	$2,006	$2,001

At September 30, 2007, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

There were no available-for-sale securities in an unrealized loss position for a period less than one year as of September 30, 2007 or 2006.  For securities which were in an unrealized loss position for a period greater than one year as of September 30, 2007, the unrealized losses were less than $1,000 at September 30, 2007. For those securities with unrealized losses at September 30, 2007, the losses are generally due to changes in interest rates and, as such, are considered by management to be temporary.

The table below reflects the securities which were in a loss position on September 30, 2006, and the length of time they have been so positioned (in thousands).

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing for more than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Held to Maturity:
Agency notes and bonds	$1,996	$4	$—	$—	$1,996	$4
Other mortgage backed securities	—	—	2	1	2	1

Total	$1,996	$4	$2	$1	$1,998	$5

The amortized cost and estimated fair value of securities at September 30, 2007, by contractual maturity, are shown below (in thousands). Expected maturities for mortgage backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2007	Amortized Cost	Fair Value

Available for Sale
Due in one year or less	$5	$5
Due from one year to five years	—	—
Mortgage-backed securities	2	2
	$7	$7
Held to Maturity
Due in one year or less	$349	$350
Due from one year to five years	—	—
Mortgage-backed securities	5	4
	$354	$354

At September 30, 2007, $360,000 of the Company’s securities were pledged to Texline Independent School District ($8,000) and to the City of Texline ($101,000). At September 30, 2006, $2,016,000 of the Company’s securities were pledged to the State of Texas ($200,000), Texline Independent School District ($1,014,000) and to the City of Texline ($802,000).

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

Note 5.  Loans and Allowance for Loan Losses

The Company grants real estate, commercial and agribusiness loans to customers primarily in the Austin and Northwest Texas markets.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their obligations is dependent upon the general economic conditions of the area.

Loans at September 30, 2007 and 2006, were as follows (in thousands):

	As of September 30, 2007	As of September 30, 2006

Agriculture	$3,932	$2,989
Commercial	29,502	19,068
Commercial real estate	21,015	18,582
Residential real estate	9,061	8,221
Construction real estate	14,108	4,329
Consumer and other	6,504	6,981
Gross Loans	84,122	60,170
Less: allowance for loan losses	(789)	(550)

Net Loans	$83,333	$59,620

Activity in the allowance for loan losses for the years ended September 30, 2007 and 2006, was as follows (in thousands):

	As of September 30, 2007	As of September 30, 2006

Balance at beginning of period	$550	$277
Provisions for loan losses	295	295
Loans charged off	(63)	(29)
Recoveries on loans previously charged off	7	7

Balance at end of period	$789	$550

The Company had no impaired loans at September 30, 2007, or September 30, 2006.  At September 30, 2007 and September 30, 2006, the Company had approximately $204,000 and $123,000, respectively, in nonaccruing loans.  If interest on non-accrual loans had been accrued, such income would have amounted to approximately $10,000 and $9,000 for the years ended September 30, 2007 and 2006, respectively.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

Note 6.  Premises and Equipment

Premises and equipment at September 30, 2007 and 2006, were as follows (in thousands):

	As of September 30, 2007	As of September 30, 2006

Land	$959	$959
Building and leasehold improvements	4,929	4,568
Furniture, fixtures and equipment	1,233	778
	7,121	6,305
Less accumulated depreciation and amortization	(1,077)	(712)
Total	$6,044	$5,593

Note 7.  Notes Payable

On September 30, 2007, the Company had notes payable of $2,604,000 which represented the mortgage on the premises. The property mortgage bears interest at 5.92% and is due in 8 years. A schedule of contractual maturities of this note as of September 30, 2007, is as follows (in thousands):

As of September 30, 2007
Years Ending September 30,
2008	$67
2009	71
2010	75
2011	80
2012	85
Thereafter	2,226
$2,604

On September 30, 2006, the Company had notes payable of $5,150,000 which included the mortgage on the premises of $2,667,000, a note payable to a third party bank of $2,425,000 and other notes payable of $58,000.  The property mortgage bears interest at 5.92% and is due in 9 years.  The $2,425,000 note payable bore interest at the prime rate (8.25% at September 30, 2006) and was paid in full on November 15, 2006.

Note 8.  Deposits

Time deposits of $100,000 or more totaled $13,470,000 and $8,989,000 at September 30, 2007 and at September 30, 2006, respectively.  At September 30, 2007, the scheduled maturities of time deposits were as follows (in thousands):

Years Ending September 30,
2008	$29,889
2009	299

$30,188

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

Note 9.  Goodwill and Other Intangibles

In conjunction with the acquisition of Texline State Bank, the Company recorded Goodwill of $1,161,000 and core deposit intangibles of $70,000.  The following table reflects the net carrying amount of core deposit intangibles at September 30, 2007 and  2006 (in thousands).

	As of September 30, 2007	As of September 30, 2006
Gross core deposit intangibles	$70	$70
Less accumulated amortization	(36)	(26)

Net core deposit intangibles	$34	$44

Core deposit intangibles will continue to be amortized over the next four (4) years at the rate of approximately $10,000 per year.

Note 10.  Stock Based Compensation and 2004 Stock Incentive Plan

On January 19, 2004, the Company and its shareholders approved the Company’s 2004 Stock Incentive Plan (the “Plan”).  The Plan authorizes incentive stock option grants, non-statutory stock option grants, direct stock issuances, stock appreciation rights, salary investment option grants, and director fee option grants.  Eligible participants are employees, non-employee board members, and independent consultants or advisors.  500,000 shares of common stock were initially reserved under the Plan, and the share reserve increases on the 1st business day in January each year (beginning in 2005) by an amount equal to 2% of the number of outstanding shares of the Company on the last business day in December of the preceding year, subject to a maximum annual increase of 100,000 shares.  For the year ending September 30, 2007, the increase in the number of shares available to the plan was 54,604.  No person may receive stock option grants, stock issuances, or stock appreciation rights for more than 100,000 shares in the aggregate in any calendar year under the Plan.

The following table illustrates the stock compensation expense recognized during the fiscal year ended September 30, 2007:

Year Ended September 30, 2007
Stock options for employees and directors	$67
Stock grants for services provided	23
Restricted stock grants	182
$272

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

For the year ended September 30, 2006, the expense related to stock option compensation included in the determination of net income was less than that which would have been recognized if the fair value method had been applied.  The Company’s net income and earnings per share would have been adjusted to the proforma amounts indicated below for the year ended September 30, 2006, assuming the Company had expensed the fair value of the options (in thousands, except per share amounts):

Year Ended September 30, 2006

Net income – as reported	$195
Net income – pro forma	$30

Earnings per share – as reported
Basic	$0.07
Diluted	$0.07

Earnings per share – pro forma
Basic	$0.01
Diluted	$0.01

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

The weighted average fair value of the options granted during the years ended September 30, 2007 and 2006, has been estimated using the Black-Scholes option pricing model with the following assumptions:

	Years Ended
	September 30, 2007	September 30, 2006
Dividend yield	0%	0%
Risk-free interest rate	4.13 - 4.97%	4.25 - 5.15%
Expected volatility	5.19%	22%
Expected life in years	4.0 Years	6.85 Years

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

As of September 30, 2007, there were outstanding options under the Company’s Stock Incentive Plan to purchase an aggregate of 433,300 shares of the Company’s common stock.  Each option has an exercise price of between $8.00 and $10.95 per share and may be exercised in three equal annual installments for each year of service measured from the grant date.  As of September 30, 2007, 49,507 shares of common stock had been issued under the Company’s Stock Incentive Plan, 47,106 of which vest in four equal annual installments for each year of service measured from the grant date.

The table below presents the summary of stock option and restricted stock activity for the Plan during the year ended September 30, 2007.

	Year Ended September 30, 2007
	Restricted Stock		Options
	Shares	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding, beginning of the period	—		301,350	$8.38
Granted	52,407		145,350	9.27
Forfeited/expired	(2,900)		(13,400)	8.41
Outstanding, end of the period	49,507	3.0	433,300	$8.74	8.0	$762,863

Exercisable at the end of the period	2,401	—	204,183	$8.43	7.0	$423,374

A summary of shares of our common stock subject to our nonvested shares and options as of September 30, 2007 and changes during the year ended September 30, 2007 is presented below:

	Year Ended September 30, 2007
	Restricted Stock		Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested, beginning of the period	—	$—	180,400	$1.84
Granted	52,407	8.26	145,350	1.60
Vested	(2,401)	(8.73)	(83,233)	1.79
Forfeited/expired	(2,900)	(8.00)	(13,400)	1.80
Nonvested, end of the period	47,106	$8.25	229,117	$1.70

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

As of September 30, 2007, there was $598,755 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.65 years.  No options were exercised during the year ended September 30, 2007.

A summary of our common stock purchase warrant activity and related information for the years ended September 30, 2007 and 2006 is presented below:

	Year Ended September 30,
	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding-beginning of the year	311,944	$10.00	313,424	$10.00
Issued	450,000	6.67	—	—
Exercised	178,588	10.00	1,480	10.00
Forfeited/expired	133,356	10.00	—	—
Outstanding-end of the year	450,000	$6.67	311,944	$10.00

Note 11.  Merger with Organizing Shareholder

On November 15, 2006, the Company completed the acquisition of Treaty Oak Holdings, Inc. (“TOHI”) pursuant to the Agreement and Plan of Merger, dated October 3, 2006.  TOHI was one of the five organizing shareholders of the Company and operated as a bank holding company and significant shareholder of the Company, but otherwise had no active operations.  The primary purpose of the merger was to achieve certain operational efficiencies for the Company and its affiliates.  The merger was approved by the Company’s Board of Directors and also by the Company’s shareholders at a Special Meeting of Shareholders held on October 24, 2006.  Prior to the consummation of the merger, TOHI held approximately 38% of the issued and outstanding shares of the Company’s common stock.  Pursuant to the Merger Agreement (1) each issued and outstanding share of TOHI common stock, par value $0.01 per share, was converted into the right to receive 0.8121 shares of the Company’s common stock, par value $0.01 per share, and (2) each issued and outstanding share of TOHI preferred stock, par value $10.00 per share, was converted into the right to receive 1.2034 shares of the Company’s common stock.

TOHI had issued options to acquire shares of common stock to various individuals, 40,000 of which were outstanding as of the date of the merger.  These options were assumed by the Company and, pursuant to the conversion ratio, now represent options to acquire 32,484 shares of the Company’s common stock.  The options were fully vested at the merger date.  Also, at the closing of the merger, certain TOHI warrantholders were issued new warrants to acquire, in the aggregate, 450,000 shares of the Company’s common stock.  The warrants were exercisable when issued.  The Company granted the TOHI shareholders certain limited registration rights pursuant to a Registration Rights Agreement executed at the closing of the merger.  Pursuant to the Registration Rights Agreement these former TOHI shareholders can request that the Company register their shares of the Company’s common stock on a Registration Statement on Form S-3 if such form is available for use by the Company, but only once during any 12-month period. The former TOHI warrantholders were also granted similar S-3 registration rights.

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

(1)                                  PGI Capital, Inc.’s assets were comprised of $31,000 in cash and $224,000 of general and limited partnership interests in PGI Equity Partners LP.  PGI Capital, Inc.’s liabilities included a note payable to the Bank of $200,000 plus accrued interest of $1,000.

(2)                                  Treaty Oak Financial Holdings’ assets were comprised of $43,000 in cash, a $166,500 note receivable and related accrued interest of $38,000.

A majority of the directors of the Company also served on TOHI’s board of directors and were shareholders of both entities.  TOHI also owned 1,000,000 shares of the Company’s common stock, representing approximately 38% of the Company shares then outstanding.  Because of these relationships between the Company and TOHI, purchase accounting was not applied to the merger.  Instead the net assets contributed by TOHI were recorded at their predecessor basis.  The 1,000,000 shares of Company common stock owned by TOHI were cancelled by the Company and recorded as a reduction of its common stock accounts (par value and paid in capital) at their fair market value, as determined by an independent appraisal, of $8.31 per share, or $8,310,000 in the aggregate.  The 1,094,163 new shares of Company common stock issued to the TOHI shareholders were also recorded at the fair market value price of $8.31 per share, or $9,093,000 in the aggregate.  The warrants issued by the Company in exchange for the TOHI warrants and the TOHI options assumed by the Company were valued and recorded at their fair value using a Black-Scholes pricing model. The net effect of the contribution of assets and the capital stock transactions was a $1,715,000 increase to the Company’s equity and a 94,163 net increase in the number of Company shares issued.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

Note 12.  Other Non-interest Expense

The following table represents major categories of other non-interest expense for the fiscal years ended September 30, 2007 and 2006 (in thousands):

	Years Ended
	September 30, 2007	September 30, 2006
Data processing, IT security and software maintenance	$304	$233
Depreciation and amortization	385	362
Advertising, marketing, business development	202	118
Director and committee fees	92	49
Other operating expenses	478	353
	$1,461	$1,115

Note 13.  Federal Income Taxes

	As of September 30, 2007	As of September 30, 2006
Deferred tax assets:
Net operating loss carryforward	$1,281	$1,088
Other	328	92
	1,609	1,180
Less valuation allowance	(1,609)	(1,180)
	$—	$—

At September 30, 2007, the Company had approximately $3,770,000 in net operating loss carry-forwards which expire in 2022 to 2026.

Although the Company was profitable for the fiscal years ended September 30, 2007 and 2006, the Company has fully reserved against the deferred tax benefit accumulated through September 30, 2007, based upon its projected financial results for the fiscal year ending September 30, 2008 and other factors including its limited operating history.

A reconciliation of the income tax benefit at the U.S. federal statutory income tax rate of 34% to actual income tax benefit for the years presented is as follows (in thousands):

	Years Ended
	September 30, 2007	September 30, 2006
Income tax expense at statutory rate	$90	$66
Net operating losses acquired	(436)	—
Increase (decrease) in valuation allowance	429	(71)
Other	(83)	5
	$—	$—

For the year ended September 30, 2007, the Company acquired approximately $1,300,000 in net operating loss carry-forwards in conjunction with its merger with Treaty Oak Holdings, Inc.

For the years ended September 30, 2007 and 2006, other consists of items not deductible for tax purposes of $14,000 and $5,000, respectively.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

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

The following table summarizes the Company’s off-balance sheet financial instruments as of September 30, 2007 and 2006 (in thousands):

	As of September 30, 2007	As of September 30, 2006
Commitments to extend credit	$20,786	$22,923
Standby letters of credit	$2,251	$1,935

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party.  The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2007 and at September 30, 2006, no amounts had been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

Note 15.  Fair Value of Financial Instruments

	As of September 30, 2007		As of September 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$22,329	$22,329	$26,354	$26,354
Securities available for sale	7	7	16	16
Securities held to maturity	354	354	2,006	2,001
Investment in Federal Home Loan Bank stock	224	224	224	224
Investment in Independent Banker’s Financial Corporation stock	102	102	102	102
Loans, net	83,333	83,304	59,620	59,362
Notes receivable from affiliate	—	—	2,821	2,821
Accrued interest receivable	686	686	484	484

Financial Liabilities:
Deposits	96,719	96,796	81,018	81,064
Accrued interest payable	214	214	160	160
Notes payable	2,604	2,555	5,150	5,150

Note 16.  Commitments and Contingencies

The following table presents a summary of non-cancelable future operating lease commitments as of September 30, 2007 (dollars in thousands):

2008	$124,620
2009	165,130
2010	173,925
2011	174,654
2012	178,301
Thereafter	1,669,152
Total	$2,485,782

Note 17.  Dividend Restrictions and Regulatory Matters

Banks are subject to regulatory capital requirements administered by state and federal Banking regulatory agencies.  Capital adequacy guidelines and, additionally for Banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.  Failure to meet capital requirements can initiate regulatory action.  As of September 30, 2007, and at September 30, 2006, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

The following table sets forth the capital levels for the Bank in addition to the requirements under prompt corrective action regulations (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2007
Tier 1 capital (to average assets)	$9,079	8.78%	$4,243	4%	5,303	5%
Tier 1 capital (to risk-weighted assets)	9,079	9.76%	3,726	4%	5,589	6%
Total Capital (to risk-weighted assets)	9,868	10.61%	7,451	8%	9,314	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

As of September 30, 2006
Tier 1 capital (to average assets)	$8,213	11.07%	$2,967	4%	3,709	5%
Tier 1 capital (to risk-weighted assets)	8,213	11.39%	2,885	4%	4,328	6%
Total Capital (to risk-weighted assets)	8,763	12.15%	5,771	8%	7,213	10%

As of September 30, 2007 and September 30, 2006, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations.  Management is not aware of any conditions subsequent to September 30, 2007 that would change the Bank’s capital category.

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

Note 18.  Subsequent Events

On November 13, 2007, the Company’s Board of Directors approved a plan to deregister the Company’s common stock under the Securities Exchange Act of 1934, as amended, and, therefore, terminate its obligations to file reports with the Securities and Exchange Commission.  This “going private” transaction would be accomplished through an amendment (the “Amendment”) to the Company’s Articles of Incorporation, which would (1) authorize 2,500,000 shares of a new Series A Preferred Stock and (2) effect a reclassification of all shares of common stock held by record shareholders owning less than 2,500 shares of Company common stock into shares of Series A Preferred Stock on a one-for-one basis (the “Reclassification”).  Shares of common stock held by record shareholders owning 2,500 or more shares will remain outstanding and will be unaffected by the Reclassification.

The Amendment and Reclassification are subject to approval by the holders of two-thirds (2/3) of the outstanding shares of the Company’s common stock.  Shareholders will be asked to approve the Amendment and Reclassification at the Company’s 2008 annual shareholders meeting.

If the Amendment is approved by Treaty Oak’s shareholders and, after completion of the Reclassification, Treaty Oak has fewer than 300 shareholders of record of common stock, the Company intends to terminate the registration

Treaty Oak Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended September 30, 2007 and 2006

of its common stock under the Securities Exchange Act of 1934, as amended, and become a non-reporting company.  If that occurs, the Company will no longer file periodic reports with the Securities and Exchange Commission, including annual reports on Form 10-KSB and quarterly reports on Form 10-QSB.

Those shareholders receiving shares of Series A Preferred Stock in the Reclassification will have the option to sell those shares to the Company at any time during the 30 day period following the Reclassification at a cash price equal to $11.00 per share (the “Put Price”).

The Board of Directors received a fairness opinion from its financial advisor, Fowler Valuation Services, LC, that the Put Price to be paid following the Reclassification is fair, from a financial perspective, to all Company shareholders.