Form 10QSB
period 2007-12-31
TREATY OAK BANCORP INC
filed 2008-02-14
CIK 1276130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes ☒      No.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No.☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 14, 2008.

$0.01 Par Value Common Stock	2,969,739 shares

Transitional Small Business Disclosure Format (Check one):	Yes. ☐ No ☒

QUARTERLY REPORT ON FORM 10-QSB

FOR THE PERIOD ENDED DECEMBER 31, 2007

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

i

Treaty Oak Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

December 31, 2007 and September 30, 2007

(Dollars In Thousands, Except Par Value and Share Amounts)

	December 31,	September 30,
ASSETS	2007	2007 (1)

Cash and cash items	$337	$435
Due from banks	5,079	2,670
Federal funds sold	14,190	19,224
Total cash and cash equivalents	19,606	22,329

Securities available for sale	6	7
Securities held to maturity, fair value of $1,214 and $354, respectively	1,209	354
Investment in Federal Home Loan Bank stock, at cost	242	224
Investment in Independent Banker’s Financial Corporation stock, at cost	102	102
Due from time deposits	1,198	198
Loans, net	85,071	83,333
Premises and equipment, net	6,229	6,044
Accrued interest receivable	637	686
Goodwill and other intangibles, net	1,193	1,195
Other assets	692	814
Total assets	$116,185	$115,286

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$21,743	$30,158
NOW, money market and savings	46,492	36,371
Time deposits	29,613	30,188
Total deposits	97,848	96,717

Accounts payable and accrued expenses	305	413
Accrued interest payable	269	214
Notes payable	2,588	2,604
Other liabilities	31	28
Total liabilities	101,041	99,976

Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,980,948 and 2,962,484, respectively, issued	30	30
Paid-in capital	18,873	18,758
Accumulated deficit	(3,654)	(3,428)
Less shares held in treasury, at cost (11,209 and 6,003 shares, respectively)	(105)	(50)
Total shareholders’ equity	15,144	15,310
Total liabilities and shareholders’ equity	$116,185	$115,286

See Notes to Consolidated Financial Statements (unaudited)

(1)  Derived from Audited Consolidated Financial Statement

Treaty Oak Bancorp, Inc.

Consolidated Statements of Operations (unaudited)

Three Months Ended December 31, 2007 and 2006

(Dollars In Thousands, Except Share and Per Share Amounts)

	Three Months Ended	Three Months Ended
	December	December
	31, 2007	31, 2006
Interest income:
Loans, including fees	$1,816	$1,545
Taxable securities	33	14
Interest on deposits with other banks	30	—
Federal funds sold	182	226
Total interest income	2,061	1,785

Interest expense:
Deposits	722	565
Other borrowings	39	67
Total interest expense	761	632

Net interest income	1,300	1,153

Provision for loan losses	86	75
Net interest income after provision for loan losses	1,214	1,078

Noninterest income:
Service charges on deposit accounts	68	33
Other noninterest income	39	72
Total noninterest income	107	105

Noninterest expense:
Salaries and employee benefits	762	526
Occupancy and equipment expenses	151	112
Accounting and other professional fees	196	55
Other noninterest expense	438	354
Total noninterest expense	1,547	1,047

Net income (loss)	$(226)	$136

Earnings (loss) per common share - basic	$(0.08)	$0.05
Earnings (loss) per common share - diluted	$(0.08)	$0.05

Weighted average shares outstanding - basic	2,964,470	2,682,664
Weighted average shares outstanding - diluted	2,964,470	2,778,017

See Notes to Consolidated Financial Statements (unaudited)

Treaty Oak Bancorp, Inc.

Consolidated Statement of Shareholders’ Equity (unaudited)

Three Months Ended December 31, 2007

(Dollars In Thousands, Except Share Amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balances at October 1, 2007	2,962,484	30	18,758	(3,428)	(50)	15,310
					—	—
Shares issued through the exercise of common stock options	5,000	—	41	—	—	41
Shares issued through the exercise of common stock warrants	140	—	1	—	—	1
Purchase of treasury shares (5,206)		—	—	—	(55)	(55)
Non-cash stock based compensation	13,324	—	73	—	—	73
Net loss	—	—	—	(226)	—	(226)

Balances at December 31, 2007	2,980,948	$30	$18,873	$(3,654)	$(105)	$15,144

See Notes to Consolidated Financial Statements (unaudited)

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended December 31, 2007 and 2006

(Dollars In Thousands)

	Three Months Ended	Three Months Ended
	December	December
	31, 2007	31, 2006
Cash flows from operating activities:
Net income (loss)	$(226)	$136
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	86	75
Non-cash stock based compensation	73	50
Depreciation and amortization	112	90
Other	—	(7)
Changes in other operating assets and liabilities:
Accrued interest receivable	49	(57)
Other assets	122	(124)
Accrued interest payable	55	24
Other liabilities	(105)	(158)
Net cash provided by operating activities	166	29

Cash flows from investing activities:
Proceeds from maturities and principal repayments on securities - available for sale	1	1
Proceeds from maturities and principal repayments on securities - held to maturity	250	2,000
Purchases of securities - held to maturity	(1,106)	(1,340)
Purchases of time deposits	(1,000)	—
Net increase in loans	(1,824)	(8,748)
Cash received from the acquistion of Treaty Oak Holdings, Inc.	—	515
Advances to affiliates	—	192
Collection of notes receivable from affiliates	—	2,821
Purchases of premises and equipment	(294)	(38)
Purchases of correspondent bank stock	(18)	—
Net cash used in investing activities	(3,991)	(4,597)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,131	(2,612)
Payments of principal on mortgage	(16)	(15)
Payments of principal on notes payable	—	(2,483)
Purchases of treasury shares	(55)	—
Proceeds from exercise of warrants	1	18
Proceeds from exercise of options	41	—
Net cash provided by (used in) financing activities	1,102	(5,092)

Net decrease in cash and cash equivalents	(2,723)	(9,660)
Cash and cash equivalents at beginning of period	22,329	26,354
Cash and cash equivalents at end of period	$19,606	$16,694

See Notes to Consolidated Financial Statements (unaudited)

Treaty Oak Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended December 31, 2007 and 2006

(Dollars In Thousands)

	Three Months Ended	Three Months Ended
	December	December
	31, 2007	31, 2006

Supplemental disclosures of cash flow information:
Non-cash investing and financing information:
Cash interest received	$2,110	$1,685
Cash interest paid	$706	$606

Acquisition of Treaty Oak Holdings, Inc.
Assets acquired, excluding cash acquired		$1,280
Liabilities assumed		(80)
Issuance of common stock		(9,093)
Retirement of comon stock		8,310
Issuance of warrants and assumption of options		(932)
Net cash acquired		$(515)

See Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation

Treaty Oak Bancorp, Inc. (the “Company”) is a bank holding company incorporated on November 18, 2003, and organized December 8, 2003 for the purpose of holding the common stock of Treaty Oak Bank (formerly Texline State Bank, the “Bank”). The Company, through Treaty Oak Bank, provides a full range of commercial and consumer banking services to individuals and businesses in the commercial sector in Austin, Texas, Marble Falls, Texas and in the agriculture, cattle and commercial sectors in the community of Texline, Texas.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company adopted FIN 48 on October 1, 2007. The adoption did not have any impact on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. The Company adopted SAB 108 on October 1, 2007 and the adoption did not have any impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company will adopt this standard in the first quarter of fiscal 2009. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company will adopt this standard in the first quarter of fiscal 2009. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

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

Note 3. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive common shares had been issued.  For the three months ended December 31, 2007, there were 1,023,291 potentially dilutive securities outstanding, however, due to the net loss, all potentially dilutive securities were all anti-dilutive.

For the three months ended December 31, 2006, all potentially dilutive securities were anti-dilutive except for stock options to purchase 15,500 shares of the Company’s common stock at an exercise price of $8.00, stock options to purchase 32,484 shares of the Company’s common stock at an exercise price of $6.16 that were assumed in conjunction with the merger with TOHI and warrants to purchase 450,000 of the Company’s common stock at an exercise price of the greater of $6.67 per share or the book value of the Company as defined by the warrant agreements.

Note 4. Securities

Securities consisted of the following (in thousands):

	As of December 31, 2007		As of September 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities Available for Sale:
U.S. Government Agencies	$4	$4	$5	$5
Other mortgage backed securities	2	2	2	2

Total Securities Available for Sale	$6	$6	$7	$7

Securities Held to Maturity:
U.S. Treasury securities	$1,205	$1,210	$349	$350
Other mortgage backed securities	4	4	5	4

Total Securities Held to Maturity	$1,209	$1,214	$354	$354

At December 31, 2007, $513,000 of the Company’s securities at fair value were pledged to Texline Independent School District, and $707,000 to the City of Texline.

Note 5. Loans and Allowance for Loan Losses

The Company grants real estate, commercial and agribusiness loans to customers primarily in the Austin and Northwest Texas markets. Loans at December 31, 2007, and September 30, 2007 were as follows (in thousands):

	As of December 31, 2007	As of September 30, 2007

Agriculture	$3,730	$3,932
Commercial	29,537	29,502
Commercial real estate	21,404	21,015
Residential real estate	9,681	9,061
Construction real estate	13,448	14,108
Consumer and other	8,114	6,504
Gross Loans	85,914	84,122
Less: allowance for loan losses	(843)	(789)

Net Loans	$85,071	$83,333

Activity in the allowance for loan losses for the three months and six months ended December 31, 2007, was as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Balance at beginning of period	$789	$550
Provision for loan losses	86	75
Loans charged off	(33)	(51)
Recoveries on loans previously charged off	1	1

Balance at end of period	$843	$575

At December 31, 2007 and September 30, 2007, the Bank had approximately $629,000 and $204,000, respectively, in nonperforming loans and non accrual loans. At December 31, 2007 and September 30, 2007 the Bank had no repossessed assets, and $50,000 in other real estate owned.

Note 6. Premises and Equipment

Premises and equipment at December 31, 2007, and September 30, 2007, were as follows (in thousands):

	As of December 31, 2007	As of September 30, 2007

Land	$959	$959
Building and leasehold improvements	5,086	4,929
Furniture, fixtures and equipment	1,371	1,233
	7,416	7,121
Less accumulated depreciation and amortization	(1,187)	(1,077)
Total	$6,229	$6,044

Depreciation and amortization expense for the three months ending December 31, 2007 and 2006 was $110,000 and $86,000, respectively.

Note 7. Deposits

Time deposits of $100,000 or more totaled $12,599,000 and $13,470,000 at December 31, 2007 and September 30, 2007, respectively. At December 31, 2007 and September 30, 2007, the scheduled maturities of time deposits were as follows (in thousands):

Years Ending September 30,	As of December 31, 2007	As of September 30, 2007

2008	$27,955	$29,889
2009	1,488	299
2010	170	—

	$29,613	$30,188

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

Core deposit intangibles are amortized on a straight-line basis over seven years. The following table reflects the net carrying amount of core deposit intangibles at December 31, 2007 and September 30, 2007 (in thousands):

	As of December 31, 2007	As of September 30, 2007
Gross core deposit intangibles	$70	$70
Less: accumulated amortization	(38)	(36)

Net core deposit intangibles	$32	$34

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

The following table illustrates the stock compensation expense recognized during the three months ended December 31, 2007 and 2006.

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Stock options for directors and employees	$46	$44
Restricted stock for employees	27	6

	$73	$50

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

The weighted average fair value of the options granted during the three months ended December 31, 2007 and 2006, has been estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Dividend yield	0%	0%
Risk-free interest rate	3.34 - 4.14%	4.70 - 4.75%
Expected volatility	5.24%	3.35%
Expected life in years	4.0 Years	6.85 Years

As of December 31, 2007, there were outstanding options under the Company’s Stock Incentive Plan to purchase an aggregate of 540,162 shares of the Company’s common stock.  Each option has an exercise price of between $8.00 and $10.95 per share and may be exercised in three equal annual installments for each year of service measured from the grant date.  During the three months ended December 31, 2007, the Company granted stock options to purchase an aggregate of 110,862 shares of its common stock with an exercise prices ranging from $10.35 to $10.50 per share to ten (10) officers and directors and 1,000 shares with an exercise price of $10.00 per share to an employee.

On November 20, 2007, the Company awarded 13,324 shares of common stock to six (6) officers. The stock vests in four equal installments upon completion of each year of service over the four-year period of service measured from the date of the award. On November 20, 2007 and December 20, 2007, four (4) officers surrendered 5,206 vested shares of common stock to satisfy federal income tax withholding requirements.

During the three months ended December 31, 2006, the Company granted stock options to purchase an aggregate of 71,750 shares of its common stock with an exercise prices ranging from $8.00 to $9.00 per share to fifteen (15)

officers and directors. The options may be exercised in three equal annual installments for each year of service measured from the grant date.  Included in the option grants for the three months ended December 31, 2006 was an award to Jeffrey L. Nash, in connection with the execution of his employment agreement with the Company, of 15,000 options to purchase shares of stock at an exercise price of $8.00 per share.

On November 20, 2006, the Company awarded 38,006 shares of common stock to six (6) officers. The stock vests in four equal installments upon completion of each year of service over the four-year period of service measured from the date of the award.

The table below presents the summary of stock option and restricted stock activity for the Plan during the three months ended December 31, 2007.

	Three Months Ended December 31, 2007
	Restricted Stock		Options
	Shares	Weighted Average Remaining Contractual Term in Years	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding, beginning of the period	49,507		433,300	$8.74
Granted	13,324		111,862	10.36
Exercised	—		(5,000)	(8.33)
Forfeited/expired/surrendered	(5,206)		—	—
Outstanding, end of the period	57,625	3.0	540,162	$9.08	8.2	$600,738

Exercisable at the end of the period	5,972	—	247,350	$8.47	7.1	$402,959

A summary of shares of our common stock subject to our nonvested shares and options as of December 31, 2007 and changes during the three months ended December 31, 2007 is presented below:

	Three Months Ended December 31, 2007
	Restricted Stock		Options
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Nonvested, beginning of the period	47,106	$8.25	229,117	$1.70
Granted	13,324	10.00	111,862	1.36
Vested	(8,777)	(8.00)	(48,167)	(1.79)
Forfeited/expired	—	—	—	—
Nonvested, end of the period	51,653	$8.75	292,812	$1.57

As of December 31, 2007, there was $812,432 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.77 years.  Options totaling 5,000 with an exercise price of $8.33 per share were exercised during the three months ended December 31, 2007.

Note 10. Stock Warrants

As of December 31, 2007, the Company has 450,000 warrants to purchase the Company’s common stock outstanding. The warrants are fully vested, have an exercise price of the greater of the Company’s book value per share of common stock at the exercise date or $6.67 per share and expire on August 11, 2011.

Note 11. Other Related Party Transactions

The Company had no amounts due from affiliates at December 31, 2007 and September 30, 2007.

On October 11, 2005, the Company made a $355,000 loan to TOHI with monthly interest payments due on the first of each month beginning November 1, 2005. The purpose of the loan was to enable TOHI to pay off certain obligations, and to provide sufficient liquidity to TOHI until the proposed merger with the Company was completed. On April 26, 2006, the obligation was renewed and increased to $373,000 at the then current prime rate. The loan was renewed and increased to $400,000 on September 1, 2006. The principal balance ($396,000 as of September 30, 2007), along with any accrued interest, was due and payable in full on November 1, 2006. On November 15, 2006, in connection with the merger of TOHI and the Company, the loan was paid in full.

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

Note 12. Financial Instruments with Off-Balance Sheet Risk

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

The following table summarizes the Company’s off-balance sheet financial instruments as of December 31, 2007 and September 30, 2007 (in thousands):

	As of December 31, 2007	As of September 30, 2007
Commitments to extend credit	$18,303	$20,786
Standby letters of credit	4,418	2,251

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

Standby letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2007, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 13.  Commitments and Contingencies

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2007 (in thousands):

Years Ending September 30,	As of December 31, 2007

2008	$112
2009	165
2010	174
2011	175
2012	178
Thereafter	1,669
$2,473

Note 14. Dividend Restrictions and Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by state and federal banking regulatory agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Failure to meet capital requirements can initiate regulatory action. As of December 31, 2007, management believes the Bank is in compliance with all regulatory capital requirements to which it is subject.

The following table sets forth the bank only actual capital levels in addition to the requirements under prompt corrective action regulations (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Tier 1 capital (to average assets)	$9,223	8.56%	$4,308	4%	$5,385	5%
Tier 1 capital (to risk-weighted assets)	9,223	9.51%	3,878	4%	5,816	6%
Total Capital (to risk-weighted assets)	10,066	10.38%	7,755	8%	9,694	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Tier 1 capital (to average assets)	$9,079	8.78%	$4,243	4%	$5,303	5%
Tier 1 capital (to risk-weighted assets)	9,079	9.76%	3,726	4%	5,589	6%
Total Capital (to risk-weighted assets)	9,868	10.61%	7,451	8%	9,314	10%

As of December 31, 2007 and September 30, 2007, the Bank met the level of capital required to be categorized as “well capitalized” under prompt corrective action regulations. Management is not aware of any conditions subsequent to December 31, 2007 that would change the Bank’s capital category.

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

Note 15. Subsequent Event

On November 13, 2007 the Company’s Board of Directors approved a plan to deregister its common stock under the Securities Exchange Act of 1934, as amended, and, therefore, terminate its obligations to file reports with the Securities and Exchange Commission.  This “going private” transaction would be accomplished through an amendment (the “Amendment”) to the Company’s Articles of Incorporation, which would (1) authorize 2,500,000 shares of a new Series A Preferred Stock and (2) effect a reclassification of all shares of common stock held by record shareholders owning less than 2,500 shares of our common stock into shares of Series A Preferred Stock on a one-for-one basis (the “Reclassification”).  Shares of common stock held by record shareholders owning 2,500 or more shares will remain outstanding and will be unaffected by the Reclassification.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a bank holding company headquartered in Austin, Texas. We operate a state chartered bank, Treaty Oak Bank (the “Bank”) in Austin, Texas with branches in Texline, Texas, Marble Falls, Texas and the Barton Creek neighborhood in southwest Austin, Texas. We began operations in Austin, Texas on September 10, 2004. Given its greater growth potential, we are focusing the majority of our efforts on growing a community-oriented bank out of our headquarters in Austin, Texas our branches in Marble Falls, Texas and Barton Creek in southwest Austin, Texas. In the course of preparing our consolidated financial statements, we use certain estimates with respect to loans, intangibles, the allowance for loan losses and other estimates necessary for financial reporting. We have made no significant changes to the types of estimates and the manner in which they are determined since the filing of our annual report on Form 10-KSB, except as otherwise noted within this discussion and analysis.

Recent Developments

On January 7, 2008, the Bank opened its newest branch at 2800 Barton Creek Boulevard, Austin, Texas, in the affluent Barton Creek Estates community in southwest Austin.

On November 13, 2007our Board of Directors approved a plan to deregister our common stock under the Securities Exchange Act of 1934, as amended, and, therefore, terminate our obligations to file reports with the Securities and Exchange Commission.  This “going private” transaction would be accomplished through an amendment (the “Amendment”) to the Company’s Articles of Incorporation, which would (1) authorize 2,500,000 shares of a new Series A Preferred Stock and (2) effect a reclassification of all shares of common stock held by record shareholders owning less than 2,500 shares of our common stock into shares of Series A Preferred Stock on a one-for-one basis (the “Reclassification”).  Shares of common stock held by record shareholders owning 2,500 or more shares will remain outstanding and will be unaffected by the Reclassification.

The Amendment and Reclassification are subject to approval by the holders of two-thirds (2/3) of the outstanding shares of our common stock.  Shareholders will be asked to approve the Amendment and Reclassification at our 2008 annual shareholders meeting to be held on February 25, 2008.

If the Amendment is approved by our shareholders and, after completion of the Reclassification, we have fewer than 300 shareholders of record of common stock, we intend to terminate the registration of our common stock under the Securities Exchange Act of 1934, as amended, and become a non-reporting company.  If that occurs, we will no longer file periodic reports with the Securities and Exchange Commission, including annual reports on Form 10-KSB and quarterly reports on Form 10-QSB.

Those shareholders receiving shares of Series A Preferred Stock in the Reclassification will have the option to sell those shares to us at any time during the 30 day period following the Reclassification at a cash price equal to $11.00 per share (the “Put Price”).

Our Board of Directors received a fairness opinion from its financial advisor, Fowler Valuation Services, LC, that the Put Price to be paid following the Reclassification is fair, from a financial perspective, to all of our shareholders.

Results of Operations

General

The following discussion analyzes the results of the Company for the three months ended December 31, 2007, and December 31, 2006.

Net Income-General

The Company’s fiscal year ends on September 30. Net loss for the three months ended December 31, 2007, was $226,000, compared to net income of $136,000 for the quarter ended December 31, 2006. The decrease was primarily due to reduced earnings generated at the Bank as a result of the start-up costs in the Marble Falls and Barton Creek branches and the decreased net interest margin as a result of recent interest rate reductions by the Federal Reserve Bank. The decrease in earnings was also a result of professional fees and expenses related to the Reclassification and continuing costs related to being a public company, including financial reporting and compliance.

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

Net Interest Income

For the three months ended December 31, 2007, our net interest income was $1,300,000 compared to $1,153,000 for three months ended December 31, 2006.  Net interest income for the quarters ended December 31, 2007 and 2006 was reduced by the amortization of direct loan origination costs of approximately $16,200 and $13,400, respectively.

For the comparative three month periods of December 31, 2006 and December 31, 2007, the average rate on interest-bearing liabilities decreased 16 basis points, from 4.38% to 4.22%, while the average rate on interest bearing assets decreased 9 basis points from 8.24% to 8.15% during the same period. The average yield on loans decreased 42 basis points during the period due to the decline in the prime rate and the corresponding impact on the variable rate loans in the portfolio. The decrease in loans was offset, in part, by increased yields on investments with longer maturities. The decrease in the average rate on interest-bearing liabilities was due to the overall decline in interest rates during the period and the maturity and repricing of higher-yielding time deposits. This decrease was partially offset by higher rates on promotional money market products offered by our new branches. Deposit rates do not always decline as quickly as asset rates in a falling rate environment due to the maturities of certain deposit products and the general competition in the market for deposits.

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets, and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates. Yields are reflected on an annualized basis (in thousands except for yields).

	Three Months Ended December 31, 2007			Three Months Ended December 31, 2006
	Average Balance	Interest (2)	Yield/ Rate	Average Balance	Interest (2)	Yield/ Rate

Interest Earning Assets:
Loans (1)	$82,417	$1,816	8.81%	$66,980	$1,545	9.23%
Taxable investment securities	1,125	15	5.33%	1,711	14	3.27%
Federal funds sold	15,154	182	4.80%	17,581	226	5.14%
Interest bearing deposits with other Banks	2,112	30	5.68%	—	—	0.00%
Federal Home Loan Bank Stock	336	18	21.44%	326	—	0.00%
Total interest earning assets	101,144	2,061	8.15%	86,598	1,785	8.24%
Non-interest earning assets	12,449			10,301
Total assets	$113,593			$96,899

Interest Bearing Liabilities:
Deposits:
NOW and money market deposits	$38,930	$388	3.99%	$33,417	$296	3.54%
Savings deposits	631	2	1.27%	510	2	1.57%
Time deposits	29,909	332	4.44%	19,884	267	5.37%
Short-term borrowings	—	—	0.00%	1,213	26	8.58%
Property mortgage and long term borrowings	2,593	39	6.02%	2,685	41	6.11%
Total interest bearing liabilities	72,063	761	4.22%	57,709	632	4.38%
Demand deposits—non-interest bearing	25,619			26,411
Other non-interest bearing liabilities	649			537
Shareholders’ equity	15,262			12,242
Total liabilities and shareholders’ equity	$113,593			$96,899

Net interest income		$1,300			$1,153

Interest rate spread (3)			3.93%			3.86%
Net interest margin (4)			5.14%			5.33%

(1)           Non-accrual loans are included in average loans.

(2)           Interest income includes loan fees of $83,000, for the three months ended December 31, 2007 and $49,000 for the three months ended December 31, 2006.

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

	Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$1,361	$(1,090)	$271
Taxable investment securities	(31)	32	1
Federal funds sold	(117)	73	(44)
Interest bearing deposits with other Banks	30	—	30
FHLB/TIB stock	2	16	18
Increase in interest income	$1,245	$(969)	$276

Interest Bearing Liabilities:
NOW and money market deposit accounts	$220	$(128)	$92
Savings deposits	2	(2)	—
Time deposits	445	(380)	65
Short-term borrowings	(26)	—	(26)
Long term borrowings	(6)	4	(2)
Increase (decrease) in interest expense	635	(506)	129
Increase (decrease) in net interest income	$610	$(463)	$147

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

For the three months ended December 31, 2007, the Bank made $86,000 in provisions for loan losses, compared to $75,000 for the three months ended December 31, 2006. For the three months ended December 31, 2007, the Bank charged off $33,000 in commercial and consumer loans and had recoveries of loans previously charged-off of $1,000 for net recoveries of $32,000. For the three months ended December 31, 2006, the Bank charged off $51,000 in commercial and consumer loans and had zero recoveries of loans previously charged-off for net charge-offs of $1,000, for net charge-offs of $50,000. The factors combined increased the Allowance for Loan Losses to $843,000 or 0.98% of the portfolio at December 31, 2007. This amount represents management’s estimate of probable losses inherent in the portfolio.

Other Income

For the three months ended December 31, 2007, other income increased $2,000 from $105,000 during the three months ended December 31, 2006, to $107,000. Service charges and other income increased by $35,000 but were offset by a decrease of $33,000 in sublease income in PGI Equity Partners, LP, which is the real estate investment company that owns and manages the property where the Company’s offices are located.

Non-Interest Expenses

For the three months ended December 31, 2007, salaries and employee benefits were $762,000 compared to $526,000 for the three months ended December 31, 2006. Stock based compensation recognized for the three months ended December 31, 2007 totaled $73,000 as compared to $50,000 for the three months ended December 31, 2006. Occupancy and equipment expenses for the three months ended December 31, 2007 increased from $112,000 for the three months ended December 31, 2006 to $151,000. The increase in salaries and employee benefits and occupancy and equipment expenses was due to the Bank’s continued growth and the corresponding addition of new employees at the new branches in Marble Falls and Barton Creek. The increase in stock based compensation was due to the issuance of stock options and restricted stock under the Company’s Stock Incentive Plan. Professional fees paid for accounting and legal services, including regulatory filings and audit services, totaled $196,000 and $55,000, respectively, for the three months ended December 31, 2007 and 2006. The increase was due to expenses related to the Reclassification and the increased costs of being a public company, including additional financial reporting and compliance. Other expenses increased from $354,000 for the three months ended December 31, 2006, to $438,000 for the three months ended December 31, 2007. Other expenses primarily consist of data processing and software maintenance costs, marketing and advertising, business development expenses, and other operating costs. This increase in other expenses was also a result of the growth of the Bank and the increase in employees at all locations.

Income Taxes

No federal tax expense has been recorded for the three months ended December 31, 2007 based upon net operating losses incurred and carried forward from prior years.  Although we were profitable for the fiscal years ended September 30, 2007 and 2006, we have fully reserved against the deferred tax benefit accumulated through September 30, 2007, based upon our projected financial results for the fiscal year ending September 30, 2008 and other factors including our limited operating history.

Financial Condition

Loan Portfolio

Net loans increased $1,738,000 (2.1%) to $85,071,000 from $83,333,000 between September 30, 2007 and December 31, 2007. The concentration within the portfolio has shifted over time from the previous concentration of agricultural loans to real estate and commercial loans.

Loan Portfolio Mix

The following tables set forth the composition of the loan portfolio (in thousands):

	As of December 31, 2007	As of September30, 2007

Agriculture	$3,730	$3,932
Commercial	29,633	29,502
Commercial real estate	21,198	21,015
Residential real estate	9,972	9,061
Construction real estate	13,447	14,108
Consumer and other	7,934	6,504
Gross Loans	85,914	84,122
Less: allowance for loan losses	(843)	(789)

Net Loans	$85,071	$83,333

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.

For the three month period ended December 31, 2007, the majority of new loan growth came from the Austin and Marble Falls markets reflecting a broader, more diverse mix of industries and borrowers.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Loan Maturities

The following table presents the contractual maturity ranges for agricultural, commercial, real estate and consumer loans outstanding at December 31, 2007, and at September 30, 2007, and also presents for each maturity range the portion of loans that have fixed interest rates or interest rates that fluctuate over the life of the loan in accordance with changes in the interest rate environment as represented by the base rate (in thousands):

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
December 31, 2007	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Agricultural	$23	$2,645	$—	$578	$—	$484	$3,730
Commercial	376	18,671	1,318	9,075	—	193	29,633
Commercial real estate	230	8,121	707	12,140	—	—	21,198
Residential real estate	1,808	2,954	2,562	2,024	624	—	9,972
Construction real estate	788	4,717	168	5,742	129	1,903	13,447
Consumer and other	472	5,779	360	1,299	24	—	7,934
Total	$3,697	$42,887	$5,115	$30,858	$777	$2,580	$85,914

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
September 30, 2007	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Agricultural	$38	$2,731	$—	$676	$—	$487	$3,932
Commercial	2,106	18,477	1,026	7,772	—	121	29,502
Commercial real estate	230	9,771	732	10,282	—	—	21,015
Residential real estate	1,542	2,354	1,959	2,542	664	—	9,061
Consumer and other	825	3,915	174	7,418	—	1,776	14,108
Consumer and other	480	4,368	566	1,900	—	—	6,504
Total	$5,221	$41,616	$4,457	$29,780	$664	$2,384	$84,122

As of December 31, 2007, 54.2% of the loan portfolio, or $46,584,000, matures or re-prices within one year or less and $76,325,000 of the loan portfolio, or 88.8%, were variable rate loans.   At September 30, 2007, 55.7% of the loan portfolio or $46,837,000, matured or re-priced within one year or less and $73,780,000 of these loans, or 87.7%, were variable rate loans.

Investment Securities

The primary purposes of the investment portfolio are to provide a source of earnings for liquidity management purposes, to provide collateral to pledge against public deposits, and to control interest rate risk. In managing the portfolio, the Bank seeks to attain the objectives of safety of principal, liquidity, diversification, and maximized return on investment.

The following tables set forth the amortized cost and fair value of the Bank’s securities portfolio by accounting classification category and by type of security as indicated (in thousands) as of December 31, 2007 and September 30, 2007:

	As of December 31, 2007		As of September 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities Available for Sale:
U.S. Government Agencies	$4	$4	$5	$5
Other mortgage backed securities	2	2	2	2

Total Securities Available for Sale	$6	$6	$7	$7

Securities Held to Maturity:
U.S. Treasury Securities	$1,205	$1,210	$349	$350
Other mortgage backed securities	4	4	5	4

Total Securities Held to Maturity	$1,209	$1,214	$354	$354

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to five years. Other mortgage backed securities consists of fixed rate mortgage pass-through securities with a maturity of five to fifteen years.

Asset Quality

The following table sets forth the amount of non-performing loans and non-performing assets as of December 31, 2007, and September 30, 2007 (in thousands except for percentages):

	As of December 31, 2007	As of September 30, 2007

Non-accruing loans	$629	$204
Loans 90 days or more past due, still accruing interest	—	—

Total non-performing loans	629	204
Other real estate owned	50	50
Other repossessed assets	—	—

Total non-performing assets	$679	$254

Total non-performing loans to total loans	0.73%	0.30%
Allowance for loan losses to non-performing loans	134%	311%
Total non-performing assets to total assets	0.58%	0.22%

Non-performing Loans

Non-performing loans include (1) loans accounted for on a non-accrual basis, (2) accruing loans contractually past due 90 days or more as to interest and principal, and (3) troubled debt restructurings. Management reviews the loan portfolio for problem loans on an ongoing basis.

During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. When payments are received on non-accrual loans, such payments are applied to principal and not taken into income. Loans are not placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $4,000 for the three months ended December 31, 2007 and $2,200 for the three months ended December 31, 2006. This amount was not included in interest income during this period.

Under Federal and Texas law, any loan 90 or more days past due is required to be placed on non-accrual basis unless specifically identified mitigating circumstances exist. Our policy is to place loans 90 days past due on non-accrual status. An exception is made when management believes the loan is fully secured and in process of collection. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. As of December 31, 2007 and September 30, 2007, we had $629,000 and $204,000 in non-accrual loans respectively. There were no loans contractually past due over 90 days which continued to accrue interest on December 31, 2007 and September 30, 2007, based upon specific information available at that time to management. In compliance with these statutes we have developed pro forma financial statements assuming that no loans will continue to accrue interest if they become 90 days past due, and instead transfer all such loans to non-accruing status.

A “troubled debt restructuring” is a restructured loan upon which interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan, with any interest previously accrued, but not yet collected, being reversed against current income. Interest is accrued based upon the new loan terms. There were no troubled debt restructurings outstanding as of December 31, 2007 and September 30, 2007.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”). OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair market value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair market value. Valuation allowances to reduce the carrying amount to fair market value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement. As of December 31, 2007, and September 30, 2007, we had $50,000 in other real estate owned. The property consists of two single family dwellings located in Texline and Clayton, New Mexico. There were no repossessed assets at December 31, 2007 and September 30, 2007.

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

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. Core deposits consist of checking accounts (non-interest bearing), “NOW” accounts, savings accounts, and non-public certificates of deposit. These deposits, along with public fund deposits and short-term borrowings, are used to support our asset base. Deposits are obtained predominantly from the geographic trade areas surrounding our office locations. We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. As the competition for deposits has increased, we have continued to expand and diversify the Bank’s funding sources. For the three months ended December 31, 2007, we have utilized institutional deposits to ensure adequate funding of our loan growth.

The following table sets forth the maturities of time deposits $100,000 and over as of December 31, 2007, and September 30, 2007 (in thousands):

	As of December 31, 2007	As of September 30, 2007

Time deposits $100,000 and over:
Maturing within three months	$3,619	$2,898
After three months but within six months	3,663	2,814
After six months but within 12 months	5,117	7,453
After 12 months	200	305

Total time deposits $100,000 and over	$12,599	$13,470

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

	For the Three Months Ended
	December 31, 2007	December 31, 2006
Return on assets	(0.19)%	0.03%
Return on equity	(1.49)%	0.21%
Dividend payout ratio	0%	0%
Equity to assets ratio	13.03%	15.36%

The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2007 (in thousands):

Years Ending September 30,	As of December 31, 2007

2008	$112
2009	165
2010	174
2011	175
2012	178
Thereafter	1,669
$2,473

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

As of December 31, 2007 and as of September 30, 2007, the most recent notifications from the federal Banking regulators categorized the Bank as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that the Bank’s management believes have changed the capital classification.

The Bank was in full compliance with all applicable capital adequacy requirements as of December 31, 2007 and September 30, 2007. The required and actual amounts and ratios for the Bank as of December 31, 2007 and September 30, 2007, are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Tier 1 capital (to average assets)	$9,223	8.56%	$4,308	4%	$5,385	5%
Tier 1 capital (to risk-weighted assets)	9,223	9.51%	3,878	4%	5,816	6%
Total Capital (to risk-weighted assets)	10,066	10.38%	7,755	8%	9,694	10%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Tier 1 capital (to average assets)	$9,079	8.78%	$4,243	4%	$5,303	5%
Tier 1 capital (to risk-weighted assets)	9,079	9.76%	3,726	4%	5,589	6%
Total Capital (to risk-weighted assets)	9,868	10.61%	7,451	8%	9,314	10%

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

As of
December 31, 2007
Gross proceeds from sale of shares	$13,276,271
Gross proceeds from exercise of warrants	—
Amounts receivable as of December 31, 2004	—
Repayment of offering and start-up costs under Expense Reimbursement Agreement to Treaty Oak Holdings, Inc., including offering costs of $500,000 and pre-opening expenses of $275,000	(775,000)
Repayment of note payable to Treaty Oak Holdings, Inc., including accrued interest of approximately $7,000	(507,302)
Repayment of notes payable for the acquisition of Texline State Bank including accrued interest of approximately $29,000	(1,015,332)
Contribution to the capital of the Bank	(7,500,000)
Payments to directors and officers (bonuses and directors’ fees)	(212,968)
Payments to officers (salary and benefits)	(386,108)
Other payments to affiliates for services	(149,057)
Limited partnership investment in affiliated limited partnership	(1,030,000)
Loan to affiliated company	(46,037)
Repurchase of shares issued	(105,005)
Expenses related to proposed reclassification transaction	(120,000)
Payment of additional operating expenses (estimated)	(1,068,281)
Remaining net proceeds	$361,181

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

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

On November 13, 2007 our Board of Directors approved a plan to deregister our common stock under the Securities Exchange Act of 1934, as amended, and, therefore, terminate our obligations to file reports with the Securities and Exchange Commission.  This “going private” transaction would be accomplished through an amendment (the “Amendment”) to the Company’s Articles of Incorporation, which would (1) authorize 2,500,000 shares of a new Series A Preferred Stock and (2) effect a reclassification of all shares of common stock held by record shareholders owning less than 2,500 shares of our common stock into shares of Series A Preferred Stock on a one-for-one basis (the “Reclassification”).  Shares of common stock held by record shareholders owning 2,500 or more shares will remain outstanding and will be unaffected by the Reclassification.

The Amendment and Reclassification are subject to approval by the holders of two-thirds (2/3) of the outstanding shares of our common stock.  Shareholders will be asked to approve the Amendment and Reclassification at our 2008 annual shareholders meeting to be held on February 25, 2008.

If the Amendment is approved by our shareholders and, after completion of the Reclassification, we have fewer than 300 shareholders of record of common stock, we intend to terminate the registration of our common stock under the Securities Exchange Act of 1934, as amended, and become a non-reporting company.  If that occurs, we will no longer file periodic reports with the Securities and Exchange Commission, including annual reports on Form 10-KSB and quarterly reports on Form 10-QSB.

Those shareholders receiving shares of Series A Preferred Stock in the Reclassification will have the option to sell those shares to us at any time during the 30 day period following the Reclassification at a cash price equal to $11.00 per share (the “Put Price”).

Our Board of Directors received a fairness opinion from its financial advisor, Fowler Valuation Services, LC, that the Put Price to be paid following the Reclassification is fair, from a financial perspective, to all of our shareholders.

Item 5.                    Other Information

None.

Item 6.                    Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit Number	Exhibit Title
2.1(1)	Agreement and Plan of Merger, dated October 3, 2006, between Treaty Oak Holdings, Inc. and the Company

3.1(2)	Amended and Restated Articles of Incorporation

3.2(3)	By-laws

4.1(3)	Specimen Common Stock Certificate, $.01 par value per share

4.2(3)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws defining rights of holders of Common Stock

10.1(3)	Amended and Restated Building Lease between PGI Equity Partners, L.P. and Treaty Oak Bank

10.2(3)	Form of Promotional Shares Lock-In Agreement

10.3(2)*	Treaty Oak Bancorp, Inc. 2004 Stock Incentive Plan (amended and restated as of May 20, 2004)

10.4(3)*	Form of Indemnification Agreement between Treaty Oak Bancorp, Inc. and its directors and officers, and those of the Bank

10.5(4)*	Employment Agreement, dated September 27, 2006, between Treaty Oak Bancorp, Inc. and Jeffrey L. Nash

10.6(5)	Form of Warrant

10.7(5)	Form of Registration Rights Agreement with former shareholders of Treaty Oak Holdings, Inc.

10.8(5)	Form of Registration Rights Agreement with former warrantholders of Treaty Oak Holdings, Inc.

10.9(6)	Promissory Note of PGI Equity Partners, L.P. dated March 15, 2005 payable to Prudential Mortgage Capital Company, LLC

31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act**

31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act**

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

*	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 10, 2006.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed October 22, 2004.
(3)	Incorporated by reference to the same numbered exhibit to the Company’s Registration Statement on Form SB-2.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed November 1, 2006.
(5)	Incorporated by reference to the Company’s same numbered exhibit to the Form 10-KSB filed December 29, 2006.
(6)	Incorporated by reference to the Company’s same numbered exhibit to the Form 10-KSB filed December 31, 2007.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREATY OAK BANCORP, INC.

Dated: February 14, 2008	By:	/s/ Jeffrey L. Nash
Jeffrey L. Nash, President and Chief Executive Officer

	By:	/s/ Coralie S. Pledger
Coralie S. Pledger, Chief Financial Officer